Form 10-K
period 2018-12-31
Schultze Special Purpose Acquisition Corp.
filed 2019-02-28
CIK 1754824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 001-38760

Schultze Special Purpose Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-0891815
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Westchester Avenue, Suite 632 Rye Brook, NY	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 701-5260

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of February 28, 2019, 16,250,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this annual report on Form 10-K:

●       references to “we,” “us” or “the company” refer to Schultze Special Purpose Acquisition Corp.;

●       references to our “sponsor” refer to Schultze Special Purpose Acquisition Sponsor, LLC, a company affiliated with our executive officers;

●       references to “founders’ shares” refer to our shares of common stock initially purchased by our initial stockholders in private sales prior to our initial public offering;

●       references to “initial stockholders” refer to the holders of the founders’ shares prior to our initial public offering;

●       references to “common stock” refer to our common stock, par value $0.0001 per share;

●       references to our “public shares” refer to shares of our common stock which were sold as part of the units in our initial public offering and references to “public stockholders” refer to the holders of our public shares, including our sponsor, officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;

●       references to “private placement warrants” refer to the warrants that were sold in a private placement simultaneously with the closing of our initial public offering;

●       references to “management” or our “management team” refer to our officers and directors;

●       references to “EarlyBirdCapital” refer to EarlyBirdCapital, Inc.; and

●       references to “Schultze Asset Management” refer to Schultze Asset Management, LP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this annual report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●       ability to complete our initial business combination;

●       success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●       officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●       potential ability to obtain additional financing to complete our initial business combination;

●       pool of prospective target businesses;

●       the ability of our officers and directors to generate a number of potential investment opportunities;

●       potential change in control if we acquire one or more target businesses for stock;

●       the potential liquidity and trading of our securities;

●       the lack of a market for our securities;

●       expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●       use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●       financial performance.

ii

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.     Business

Introduction

We are a blank check company formed pursuant to the laws of the State of Delaware on June 11, 2018 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to in this report as the initial business combination. While our efforts in identifying a prospective target business for our initial business combination are not limited to a particular industry or geographic region, we have initially focused our search on companies that have experienced and emerged from a financial restructuring, as described below.

In September 2018, our sponsor purchased 4,312,500 founders’ shares for an aggregate purchase price of $25,000. Our sponsor subsequently transferred certain founders’ shares to our independent directors at the same price originally paid for such shares. In December 2018, our sponsor forfeited 575,000 founders’ shares. Following the expiration of the underwriters’ over-allotment option on January 24, 2019, our sponsor forfeited 487,500 shares, so that our initial stockholders continue to own 20% of our issued and outstanding shares after our initial public offering.

The registration statement for our initial public offering was declared effective on December 10, 2018. On December 13, 2018, we consummated our initial public offering of 13,000,000 units at $10.00 per unit, generating gross proceeds of $130,000,000.

Simultaneously with the closing of our initial public offering, we consummated the sale of 4,150,000 private placement warrants at a price of $1.00 per warrant in a private placement to our sponsor, generating gross proceeds of $4,150,000 (the “private placement”).

Immediately following the closing of our initial public offering, a total of $130,000,000 ($10.00 per unit) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public stockholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting the conditions of paragraph (d) under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the trust account, as described below, except that interest earned on the trust account can be released to pay all of our franchise and income taxes and for dissolution or liquidation expenses up to $150,000, as applicable.

Transaction costs amounted to $3,158,259, consisting of $2,600,000 of underwriting fees, and $558,259 of other costs. As of December 31, 2018, $922,219 of cash was held outside of the trust account, available for working capital purposes.

On January 7, 2019, we announced that the holders of our units may elect to separately trade the common stock and warrants included in the units commencing on January 9, 2019 on the Nasdaq Capital Market under the symbols “SAMA” and “SAMAW,” respectively. Those units not separated continue to trade on the Nasdaq Capital Market under the symbol “SAMAU.”

Business Strategy

Our sponsor is an affiliate of Schultze Asset Management, an alternative investment management firm founded in 1998 that focuses on distressed, special situation and event-driven securities. Schultze Asset Management’s investment objective is to achieve exceptional risk-adjusted capital appreciation through investments in various securities of companies in financial and/or legal distress or which have recently emerged from financial reorganizations or lawsuits. Since inception, the firm has invested over $3.2 billion in investments across numerous market cycles. At the core of the firm’s strategy is deep-rooted, credit and equity-based fundamental analysis, leveraging the team’s distressed, legal, bankruptcy and financial expertise. Schultze Asset Management believes that distressed securities can often be purchased at discounts to intrinsic value given the complexities surrounding their restructuring. The firm complements its liquid investment strategy with illiquid investments where it has taken an active approach to managing such investments often through participation on credit committees, liquidating trusts and board positions. The firm has successfully deployed its active investment strategy in 11 companies involving over $450.0 million of invested capital.

Schultze Asset Management and members of our management team have significant experience in identifying, investing in and operating businesses that have successfully emerged from a financial re-organization. We believe our affiliation with Schultze Asset Management and the significant financial and operational restructuring expertise of our team provide us with important competitive advantages for sourcing, pursuing and evaluating an initial business combination within our target universe.

We have initially focused on pursuing acquisitions of target companies that have completed and emerged from a financial restructuring, which may have included a Chapter 11 bankruptcy court protection filing. Owners of post-restructuring companies typically benefit from a significant reduction in liabilities including lower financial indebtedness, employee benefit obligations, litigation liabilities, contractual commitments and a generally lower operating cost structure. Such target companies often have underexploited opportunities for continued growth as a result of prior under-investment. Further, management teams often exit restructurings with increased financial and operating discipline and with meaningful equity ownership. Given the inefficiencies that exist in the post-reorganization market, we believe a business combination within our target universe can be completed at a discount to its intrinsic value and publicly-traded peers.

We believe a business combination through a blank check company provides meaningful benefits to owners of post-reorganization companies, with whom we seek to transact with, and our investors. Owners of post-reorganization companies are often former creditors, including banks, who are not natural owners of equity securities. We believe a business combination with us may provide a significant monetization event for owners desiring liquidity as well as continued equity participation for those desiring continued ownership. Further, target companies can benefit from access to a public vehicle to support organic and inorganic growth initiatives by combining with us. Our investors can benefit from ownership in a business with significantly reduced liabilities, an enhanced operating structure and a highly motivated management team.

Following our initial business combination, we intend to assist the target company in creating shareholder value which may include through board and/or senior management representation. As a result of our team’s experience, we believe we can add value post-transaction to ensure proper corporate governance and alignment of management incentives, develop an operational and financial strategy to pursue continued organic and inorganic growth initiatives and to assist with capital raising and capital structure optimization.

The past performance of Schultze Asset Management, the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of Schultze Asset Management, our management or any of their affiliates as indicative of our future performance.

Acquisition Criteria

Consistent with our business strategy of focusing on those targets which have completed a financial restructuring and can be valued at a discount to their intrinsic value and publicly-traded peers, we have identified the following additional general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

●	Enterprise Value: We intend to focus our efforts on seeking and completing an initial business combination with an enterprise that has a value of between $400.0 million to $1.0 billion;

●	Financial Well-Being: We expect to primarily target an initial business combination with a fundamentally sound company which was previously financially troubled, which can often occur through previously excessive leverage, challenging industry conditions, material litigation, regulatory shifts, macroeconomic events, performance disruptions, lack of management execution or any combination thereof;

●	Leading Industry Market Position: We intend to pursue companies whose products or services have leading positions within their respective markets with sustainable competitive advantages and natural barriers to market entry;

●	Solid Free Cash Flow Generation: We seek to acquire an established company with attractive operating margins, strong free cash flow generation and solid recurring revenue streams;

●	Strong Management Team: We seek to acquire a target business with an experienced management team and a proven track record of execution;

●	Favorable Industry Outlook: We seek to acquire a target business where the end user markets of such target business’ products or services have a favorable growth outlook, which may include the business services, consumer (non-retail), energy, industrial, leisure and technology, media and telecommunications industries;

●	Performance Catalysts: We intend to solicit target companies that have clearly identifiable opportunities to execute on growth initiatives following the initial business combination;

●	Market Fragmentation: We intend to seek business combinations that have significant opportunities for selective strategic acquisitions and partnerships that can complement an organic growth strategy; and

●	Benefit from Being a Public Company: We intend to acquire a business that can benefit from being publicly-traded and can effectively utilize broader access to capital.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that we may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet some or any of the above criteria and guidelines, we will disclose that in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission (“SEC”).

Effecting a Business Combination

We will either (i) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (ii) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this report. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to the tender offer rules of the SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We have until June 13, 2020 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $150,000 for any dissolution or liquidation related expenses, as applicable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described elsewhere in this report, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Our initial business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of our board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires more than 50% of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

Our Acquisition Process

In evaluating a prospective target business, we will conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our management team’s operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Schultze Asset Management, investment funds or separate accounts advised by Schultze Asset Management or our sponsor or its officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Schultze Asset Management, investment funds or separate accounts advised by Schultze Asset Management or our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that our initial business combination is fair to our company from a financial point of view.

We may, at our option, pursue a business combination opportunity jointly with one or more entities affiliated with Schultze Asset Management and/or one or more investors in funds or separate accounts managed by Schultze Asset Management, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Schultze Asset Management considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to pay a fee upon consummation of our initial business combination pursuant to the business combination marketing agreement;

●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Schultze Special Purpose Acquisition Corp.

800 Westchester Avenue, Suite 632

Rye Brook, NY 10573

Tel: (914) 701-5260

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

        We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and a holder of our securities could lose all or part of its investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a blank check company with no operating history and no revenues and you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate an initial business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Past performance by our management team may not be indicative of future performance of an investment in our company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 18 months from the closing of our initial public offering before receiving distributions from the trust account.

We have until June 13, 2020 to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (i) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (ii) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we seek stockholder approval of our initial business combination, our founders, executive officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders, executive officers, directors and director nominees agree to vote their founders’ shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our founders, executive officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any common stock held by them in favor of our initial business combination. As a result, in addition to the founders’ shares held by our founders, executive officers and directors, we would need 4,875,001, or approximately 37.5%, of the 13,000,000 public shares sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming all shares were present and entitled to vote at the meeting). We expect that our founders, executive officers and directors, and their permitted transferees, will own at least approximately 20% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founders’ shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

Our security holders are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete a business combination with a target business that has not been identified, we are deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and filed a current report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable upon the consummation of our initial public offering, and we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of February 28, 2019, there were 66,600,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants (including the private placement warrants). As of February 28, 2019, there were no shares of preferred stock issued and outstanding. Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of our current security holders;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the funds not being held in trust are insufficient to allow us to operate for at least 18 months from the closing of our initial public offering, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, together with funds that may be made available to us by our sponsor, officers, directors and their affiliates through loans, will be sufficient to allow us to operate through June 13, 2020, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described in our final prospectus, filed with the SEC on December 12, 2018) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00 per share. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 18 months from the closing of our initial public offering. If we have not completed a business combination by June 13, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $150,000 for any dissolution or liquidation related expenses, as applicable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

A warrantholder will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold and may be subject to redemption.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants (including the private placement warrants) in order to make any change that adversely affects the interests of the registered holders. Accordingly, we would need only 4,425,001, or 34.0%, of the public warrants to vote in favor of a proposed amendment for it to be approved (assuming the holders of the private placement warrants all voted in favor of the amendment).

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as described in our final prospectus, filed with the SEC on December 12, 2018) of less than $9.50 per share of common stock,

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value (as described in our final prospectus, filed with the SEC on December 12, 2018) is below $9.50 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to initially focus our search on identifying a prospective target business that has experienced and emerged from a financial restructuring, we are not limited to completing a business combination with a target business in any industry or geographic location and may consummate a business combination with a company in any industry or geographic location we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our security holders than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, our officers may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

Additionally, the role of our key personnel after a business combination cannot presently be ascertained. Although some of our key personnel may continue to serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

Although we intend to initially focus our search on identifying a prospective target business that has experienced and emerged from a financial restructuring such as a bankruptcy court protection, which is where our management team has its most experience, we are not limited to such industry and may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. In particular, certain of our officers and directors are employed by Schultze Asset Management, which is an investment manager to various investment funds, which make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor and our officers and directors have agreed to waive their right to convert their founders’ shares and any other they purchase, or to receive distributions from the trust account with respect to their founders’ shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founders’ shares will be worthless if we do not consummate a business combination. Additionally, the warrants, including the private placement warrants held by our sponsor, will expire worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers, including through their interests in our sponsor, may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Certain of our officers have, and any of our officers and directors or their affiliates may in the future have, outside fiduciary and contractual obligations and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our directors have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with the consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Schultze Asset Management. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Schultze Asset Management. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Schultze Asset Management considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In September 2018, our sponsor purchased an aggregate of 4,312,500 founders’ shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. The number of founders’ shares issued was determined based on the expectation that such founders’ shares would represent 20% of the outstanding shares after our initial public offering. In December 2018, our sponsor forfeited 575,000 founders’ shares. In January 2019, our sponsor forfeited 487,500 founders’ shares in connection with the expiration of the underwriters’ over-allotment option, resulting in there being an aggregate of 3,250,000 founders’ shares. The founders’ shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 4,150,000 private placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,150,000, that will also be worthless if we do not complete an initial business combination. Holders of founders’ shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founders’ shares in connection with a stockholder vote to approve a proposed initial business combination or sell founders’ shares to us in a tender offer in connection with a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor paid only approximately $0.006 per share for the founders’ shares, our Chairman could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In September 2018, our sponsor purchased an aggregate of 4,312,500 founders’ shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. Our sponsor subsequently transferred 20,000 founders’ shares to each of our independent directors at the same price originally paid for such shares. In December 2018, our sponsor forfeited 575,000 founders’ shares. In January 2019, our sponsor forfeited 487,500 founders’ shares in connection with the expiration of the underwriters’ over-allotment option, resulting in there being an aggregate of 3,250,000 founders’ shares. Our Chairman has a significant indirect economic interest in our sponsor. As a result, the low acquisition cost of the founders’ shares creates an economic incentive whereby our Chairman could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are currently listed on Nasdaq, our units, common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses, and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combinations. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described in our final prospectus, filed with the SEC on December 12, 2018) regardless of whether such stockholder votes for or against such proposed business combination. This ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System as described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, because of either the size of the business combination, the depletion of the available net proceeds in search of a target business or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders own approximately 20% of our issued and outstanding shares of common stock. In addition, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor and initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 13,000,000 shares of common stock as part of the units sold in our initial public offering and private placement warrants to purchase 4,150,000 shares of common stock. We may also issue other warrants to our sponsor, officers or directors in payment of working capital loans made to us as described in our final prospectus, filed with the SEC on December 12, 2018. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants (excluding the private placement warrants to the extent they are held by the initial purchasers thereof) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrantholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of such warrants. None of the private placement warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private placement warrants and any warrants our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the private placement warrants and any other warrants we issue to them (and the underlying shares of common stock) commencing at any time after we consummate an initial business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination pursuant to a business combination marketing agreement. We will pay EarlyBirdCapital a cash fee of $4,550,000 for such services upon the consummation of our initial business combination (provided that we have the right to allocate up to 35% of the fee to any of the underwriters in our initial public offering or other FINRA member firms we retain to assist us in connection with our initial business combination). This financial interest may result in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with an initial business combination.

If we do not conduct an adequate due diligence investigation of a target business, we may subsequently be required to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may later be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing during or subsequent to the business combination.

The requirement that we complete an initial business combination within 18 months from the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination.

We have until June 13, 2020 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our annual report on Form 10-K for the year ending December 31, 2019. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Investments in post-restructured equities are subject to various risks.

Business combinations with post-restructured entities entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	investments in such companies are speculative, prices are volatile, and market movements are difficult to predict;

●	supply and demand for distressed securities change rapidly and are affected by a variety of market factors over which we have no control and which may reduce the pool of profitable investment opportunities;

●	our ability to identify undervalued investment opportunities that fit our business strategy involves a high degree of uncertainty, and no assurance can be given that we will be able to identify such opportunities;

●	such investments may take a substantial period of time before realizing their anticipated value and returns generated from such investments may not adequately compensate for the business and financial risks assumed; and

●	there is no guarantee that we will be able to achieve our investment objectives or provide any return on invested capital.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to post-restructured entities. Accordingly, if we acquire a target business that is not a post-restructured entity, it is possible that these specific risks would not affect us in the same manner, but we would be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of our board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with such standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, as issued by the international accounting standards board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel; provided that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We currently maintain our principal executive offices at 800 Westchester Avenue, Suite 632, Rye Brook, New York 10573. The cost for this space is included in the up to $10,000 per-month aggregate fee our sponsor began charging us for general and administrative services commencing on December 10, 2018, pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in the Rye Brook, New York area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.     Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our equity securities trade on the Nasdaq Capital Market. Each of our units consists of one share of common stock and one warrant and, commencing on December 11, 2018, trades on the Nasdaq Capital Market under the symbol “SAMAU.” The common stock and warrants underlying our units began trading separately on the Nasdaq Capital Market under the symbols “SAMA” and “SAMAW,” respectively, on January 9, 2019. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in our registration statement. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The following table shows, for the periods indicated, the high and low trade prices of our units as reported on the Nasdaq Capital Market. There were no sales of our common stock or warrants reported on the Nasdaq Capital Market for the year ended December 31, 2018.

Quarter Ended	Units
2018	High	Low
December 31(1)	$10.01	$9.91

(1)	Reflects the high and low trade prices of our units beginning as of December 11, 2018, the first day that our units began trading on the Nasdaq Capital Market.

Holders of Record

On February 28, 2019, there was approximately one holder of record of our units, five holders of record of our common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

In September 2018, we issued 4,312,500 shares of our common stock to our sponsor for an aggregate purchase price of $25,000, or approximately $0.006 per share. Our sponsor subsequently transferred certain founders’ shares to our independent directors at the same price originally paid for such shares. In December 2018, our sponsor forfeited 575,000 founders’ shares. Following the expiration of the underwriters’ over-allotment option on January 24, 2019, our sponsor forfeited 487,500 shares, so that our initial stockholders continue to own 20% of our issued and outstanding shares after our initial public offering.

Simultaneously with the consummation of our initial public offering, we consummated a private placement of 4,150,000 private placement warrants at a price of $1.00 per private placement warrant, generating total proceeds of $4,150,000. The private placement warrants purchased in the private placement are identical to the warrants sold in our initial public offering, except that the private placement warrants and the common stock issuable upon exercise of the private placement warrants will not be transferable, assignable or salable until after the consummation of our initial business combination subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or any of their permitted transferees. If the private placement warrants are held by holders other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds from our Initial Public Offering

On December 13, 2018, we consummated our initial public offering of 13,000,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of an initial business combination or December 13, 2019, and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $130,000,000. EarlyBirdCapital and BTIG, LLC served as joint book-runners and I-Bankers Securities, Inc. acted as co-manager of our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on the company’s registration statement on Form S-1 (File No. 333-228494). The SEC declared the registration statement effective on December 10, 2018.

We paid a total of $2,600,000 in underwriting discounts and commissions and $558,259 for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our initial public offering and the private placement was $130,991,741, of which $130,000,000 (or $10.00 per unit sold in our initial public offering) was placed in the trust account. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, filed with the SEC on December 12, 2018.

Item 6.   Selected Financial Data

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a blank check company incorporated in Delaware on June 11, 2018 formed for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses.

The registration statement for our initial public offering was declared effective on December 10, 2018. On December 13, 2018, we consummated our initial public offering of 13,000,000 units at $10.00 per unit, generating gross proceeds of $130,000,000.

Simultaneously with the closing of our initial public offering, we consummated the sale of 4,150,000 private placement warrants at a price of $1.00 per warrant in a private placement to our sponsor, generating gross proceeds of $4,150,000.

Immediately following the closing of our initial public offering, a total of $130,000,000 ($10.00 per unit) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public stockholders, with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less, or in money market funds meeting the conditions of paragraph (d) under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account, as described below, except that interest earned on the trust account can be released to pay all of our franchise and income taxes and for dissolution or liquidation expenses up to $150,000, as applicable.

On January 7, 2019, we announced that the holders of our units may elect to separately trade the common stock and warrants included in the units commencing on January 9, 2019 on the Nasdaq Capital Market under the symbols “SAMA” and “SAMAW,” respectively. Those units not separated continue to trade on the Nasdaq Capital Market under the symbol “SAMAU.”

Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we have initially focused on businesses that have experienced and emerged from a financial restructuring. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants that occurred simultaneously with the completion of our initial public offering, our securities, debt or a combination of cash, securities and debt.

The issuance of additional shares of common stock or preferred stock in a business combination:

●	may significantly reduce the equity interest of our stockholders;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We have until June 13, 2020 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable and up to $150,000 for any dissolution or liquidation related expenses, as applicable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2018 (inception) to December 31, 2018 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from June 11, 2018 (inception) through December 31, 2018, we had a net income of $19,156, which consisted of interest income on marketable securities held in the trust account of $151,739 and an unrealized gain on marketable securities held in the trust account of $6,712, offset by formation and operating costs of $132,419 and a provision for income taxes of $6,876.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only source of liquidity was receipt of $25,000 from the sale of the founders’ shares to our sponsor and $200,000 in loans from our sponsor pursuant to the terms of a promissory note. We fully repaid the loans from our sponsor on December 13, 2018.

On December 13, 2018, we consummated our initial public offering of 13,000,000 units at $10.00 per unit, generating gross proceeds of $130,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 4,150,000 private placement warrants at a price of $1.00 per warrant in a private placement to our sponsor, generating gross proceeds of $4,150,000.

Immediately following the closing of our initial public offering, a total of $130,000,000 ($10.00 per unit) of the net proceeds from our initial public offering and the private placement was placed in the trust account, and we had $1,241,389 of cash held outside of the trust account, after payment of all costs related to our initial public offering, and available for working capital purposes. Transaction costs amounted to $3,158,259, consisting of $2,600,000 of underwriting fees, and $558,259 of other costs.

For the period from June 11, 2018 (inception) through December 31, 2018, cash used in operating activities was $94,522. Net income of $19,156 was offset by interest earned on marketable securities held in the trust account of $151,739 and an unrealized gain on marketable securities held in the trust account of $6,712. Changes in operating assets and liabilities provided $44,773 of cash.

As of December 31, 2018, we had marketable securities held in the trust account of $130,158,451. We intend to use substantially all of the funds held in the trust account to acquire a target business and to pay our expenses relating thereto, including a fee of $4,550,000 payable to EarlyBirdCapital (exclusive of any applicable finders’ fees which might become payable, and subject to our right to allocate up to 35% of the fee to any of the underwriters in our initial public offering or other FINRA member firms we retain to assist us in connection with our initial business combination) upon consummation of our initial business combination for assisting us in connection with our initial business combination pursuant to a business combination marketing agreement. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account, after payment for properly redeemed public shares, as well as any other net proceeds not expended will be used as working capital to finance the operation of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2018, we had cash of $922,219 held outside the Trust Account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. If we do not complete a business combination, the loans will be forgiven. As of December 31, 2018, we had no promissory notes outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to consummate our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our business combination. Following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than a monthly fee of $10,000 payable to our sponsor for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on December 10, 2018 and will continue to incur these fees until the earlier of the completion of our initial business combination or our liquidation.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants, including amounts in the trust account, are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.   Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
George J. Schultze	49	Chairman, Chief Executive Officer and President
Gary M. Julien	49	Executive Vice President and Director
Jeffrey M. Glick	57	Chief Financial Officer
Scarlett Du	51	Secretary
William G. LaPerch	62	Director
William T. Allen	62	Director
John J. Walker	66	Director

George J. Schultze

Mr. George J. Schultze, J.D., has been our Chairman, CEO and President since our founding on June 11, 2018. Mr. Schultze is also the Managing Member, Chairman of Investment Committee and Chairman of Strategy Committee and Founder at Schultze Asset Management. Mr. Schultze is known as a foremost authority within the distressed and bankruptcy investment industry with nearly 25 years of related experience. Mr. Schultze is often interviewed and quoted in the media including CNBC and Bloomberg, and has published numerous articles in Forbes on distressed securities investing and high profile reorganizations as a contributing writer since 2013. He is also a frequent speaker at industry conferences and graduate business schools. Mr. Schultze is the author of The Art of Vulture Investing: Adventures in Distressed Securities Management (Wiley Finance, 2012). He has previously served as board director or liquidation trust or creditor committee member at Le Nature’s, American Plumbing & Mechanical, Armstrong World Industries, Atkins Nutritional, Breed Technologies, Chrysler, General Chemical Group, Horizon Natural Resources, Interstate Bakeries, M. Fabrikant & Sons, Power Plumbing, The Hedge Fund Association, Tropicana Entertainment, Tweeter Home Entertainment, Twinlab, United Airlines, US Timberlands, Washington Group International, and Werner Co. Mr. Schultze has served on the Litigation Trust Subcommittee for Tropicana Entertainment since July 2009, and he served on the Board of Directors of Home Products International from 2017 to 2018. Prior to founding Schultze Asset Management in 1998, Mr. Schultze focused on activist distressed investing at MD Sass. Before that, he was employed at Fiduciary Partners, Mayer Brown & Platt and Merrill Lynch. Mr. Schultze has earned an M.B.A. from Columbia Business School and a J.D. from Columbia Law School. He also received a B.A. with a joint major in Economics and Political Science and the Henry Rutgers Scholar distinction from Rutgers, The State University of New Jersey.

Gary M. Julien

Gary M. Julien has been our Executive Vice President since September 2018 and has served as a director since December 2018. Mr. Julien is also a Managing Director, Acquisitions at Schultze Asset Management. Mr. Julien has over 20 years of M&A and public and private equity investment experience across a variety of industries, including experience in the special purpose acquisition company market. Mr. Julien previously led and supported M&A initiatives on behalf of entities controlled by Mario J. Gabelli, Chairman, and CEO of GAMCO Investors, Inc., including as Executive Vice President, Corporate Development for PMV Acquisition Corp. (a planned blank check company that did not complete its initial public offering), LICT Corporation and CIBL, Inc. From November 2009 through 2014, Mr. Julien was Senior Vice President at Bronson Point Management, an investment management firm, where he originated, oversaw and analyzed public market investments helping to the firm grow from approximately $70 million in asset under management at launch in 2010 to $1.9 billion in 2014. From 2007 through 2009, Mr. Julien led and supported M&A and corporate finance initiatives for the private investment firm Kanders & Company, Inc. and its affiliates including as Vice President, Corporate Development of Kanders & Company, Clarus Corp. and Highlands Acquisition Corp. (a blank check company which raised $138.0 million focusing on the healthcare industry which subsequently dissolved in October 2009 without completing a business combination). From 2003 through 2006, Mr. Julien was Vice President, Corporate Development for Armor Holdings, Inc., an aerospace and defense company and portfolio company of Kanders & Company, where he oversaw mergers, acquisitions and divestitures for the company, executing 15 transactions during this period and investing approximately $1.2 billion. During this period of time, Armor Holdings’ revenue grew from $305 million to $2.4 billion prior to its sale to BAE Systems plc in July, 2007 for $4.5 billion. Mr. Julien previously worked at Global Crossing Ltd. where he led and supported several M&A, joint ventures and minority investments. Mr. Julien received an M.B.A. with honors in Finance from Columbia Business School and a B.S. from the Newhouse School of Communications at Syracuse University.

Jeffrey M. Glick

Jeffrey M. Glick has been our Chief Financial Officer since September 2018 and has served as Chief Financial Officer of Schultze Asset Management since May 2016 where he is responsible for all aspects of the firm’s financial reporting, treasury, accounting and tax matters. In 2011, Mr. Glick founded, and continues to operate, START U UP, LLC, a consulting firm that specializes in providing outsourced CFO and compliance services to the alternative asset management industry. Mr. Glick was previously Chief Financial Officer for Sagard Capital, a hybrid private equity and alternative asset manager, from 2008 through 2011, where he also served on the investment committee and as the Chief Compliance Officer. From 1991 through 2008, he was Chief Financial Officer of Almaz USA, a precious metals trading and marketing firm and also served as a Director of Almaz’s off-shore subsidiary. Mr. Glick previously served as Manager of Mergers and Acquisitions at Phibro Energy, a division of Salomon Brothers, and was an internal auditor in the Real Estate division at Merrill Lynch. Mr. Glick is a graduate of Binghamton University with a B.S. in Accounting.

Scarlett Du

Scarlett Du has been our Secretary since September 2018 and has served as the General Counsel and Chief Compliance Officer of Schultze Asset Management since November 2011 where she is responsible for providing advice and guidance on a range of legal, regulatory and compliance matters. Prior to joining Schultze Asset Management, Ms. Du worked from as an in-house attorney for the Reserve Fund, a money market mutual fund that managed $120.0 billion in assets under management, from January 2008 to January 2010, and in the New York office at Ropes & Gray, a law firm, from September 2005 to January 2008. Before starting her private legal practice, Ms. Du clerked for a federal district judge, the Honorable Gordon Quist, in the Western District of Michigan. Before switching to law, Ms. Du worked in the accounting and audit field for nine years, including with Deloitte & Touche. Scarlett earned a B.A. and M.A. in Economics from City College, CUNY and a J.D. from Northwestern University Pritzker School of Law.

William G. LaPerch

William G. LaPerch has served as a director since December 2018. He has served as Executive Chairman of Hylan Inc., a provider of specialty contracting services in the New York City region for telecommunications providers and municipal organizations, since July 2016, and as President of LaPerch Consulting, LLC (a provider of consulting services to private equity firms) since September 2012. From 2004 to 2012, Mr. LaPerch served as the President and Chief Executive Officer and a member of the board of directors of AboveNet, Inc., then a publicly-traded provider of bandwidth infrastructure services, prior to which he served as Senior Vice President Operations. At AboveNet he was responsible for guiding the company out of Chapter 11 (AboveNet emerged from protection under Chapter 11 of the U.S. Bankruptcy Code effective September 2003) and establishing the company as a profitable and recognized leader in providing optical connectivity solutions for Fortune 1000 companies. In March 2012, AboveNet was acquired by Zayo Group Holdings for $2.2 billion. Before joining AboveNet, Mr. LaPerch served as Senior Vice President of Network Services at MCI and he also held executive positions at NYNEX. Mr. LaPerch currently serves on the boards of Digital Realty Trust (NYSE: DLR) since March 2013 and Windstream (NASDAQ: WIN) since September 2014 and was on the board of Imation, Inc. (NYSE: IMN) from November 2012 to August 2015, Mr. LaPerch also serves as a board member and advisor to several privately held companies including First Light Fiber, Cross River Fiber and Global Capacity. Mr. LaPerch is a graduate of the United States Military Academy at West Point and received his M.B.A. from Columbia Business School.

William T. Allen

Mr. William T. Allen has served as a director since December 2018. Mr. Allen has extensive 30-year background managing businesses and providing leadership to manufacturing operations requiring operational turnarounds, notably as CEO. Amongst industries Mr. Allen has worked in have included nuclear power, oil/petrochemical, automotive, industrial equipment, steel fabrication and plastic injection molding. Mr. Allen was, until December 2017, CEO of Werner Co., Inc., a leading manufacturer of industrial climbing products, from August 2007, and President and Chairman of the Board since March 2009, through its sale to Triton Funds in July 2017. Mr. Allen serves as a member of the board of directors of MModal, a leading provider of clinical documentation technology solutions to the healthcare market. Until recently, Mr. Allen also served as a board member of Rockport, a leading provider of men’s and women’s footwear, which filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware and is in the process of being sold to through Section 363 of the Bankruptcy Code. He has also held board positions at USI, Arclin, Constar, Ames Taping Tools, Oriental Trading, Hines Nurseries, Running Aces Harness Park, WrightLine (former CEO), APW (former CEO), Chart Industries (former CEO) and Millennium Rail, many of which were on behalf of leading alternative investment firms including Ares Management, Black Diamond Capital Management, Oaktree Capital and Crescent Capital Group. In 2012, Mr. Allen received the Pittsburgh Business Times’ Diamond Award as CEO of the Year in the ‘Large for Profit’ category.

John J. Walker

Mr. John J. Walker has served as a director since December 2018. Mr. Walker has 37 years of financial and executive management experience including 21 years as a Chief Financial Officer with both public and private companies. Since 2011, Mr. Walker has been a Director of The Descartes Systems Group, Inc. (NASDAQ: DSGX, TSX: DSG), a logistics technology company and serves as Chair of the Audit Committee and a member of the Nominating Committee. From 2006 through 2010, he served as Chief Financial Officer, and Senior Vice President of Bowne & Company, a New York Stock Exchange — listed provider of documentation services largely to the financial services industry, during which he led and supervised a significant financial restructuring of the company leading to a sale of the company to R.R. Donnelley in 2010 for $481 million. Prior to Bowne & Company, from 1988 to 2006, Mr. Walker was an executive with Loews Cineplex Entertainment Corporation, then the 4th largest motion picture operator in the world, including sixteen years as Chief Financial Officer. In January 2006, the company was acquired by AMC Entertainment for $1.5 billion creating the second largest theater operator in the world. Prior thereto, Mr. Walker served for six years as Controller and Principal Accounting Officer of Corporate Property Investors, then one of the largest real estate investment trusts in the United States. Mr. Walker also served for six years as Treasurer and Assistant Corporate Controller of Princess Hotels International a company involved in the ownership and operation of luxury resort hotels, real estate and timesharing developments. He is a Member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Walker started his professional career with then Price Waterhouse & Co. He received his B.S. in Accounting from the University of Scranton in 1974.

Additional Team Members

In addition to our management, our team includes certain other Schultze Asset Management employees and advisors. None of these individuals have any contractual obligation to us or are otherwise required to commit any specified amount of time to our affairs; however, we expect that certain of these individuals will on average dedicate a significant amount of their professional time on our affairs.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. LaPerch and Allen, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Schultze, Julien and Walker, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary and such other officers (including, without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined by our board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.

Audit Committee

Our audit committee consists of Messrs. LaPerch, Allen and Walker, each of whom is an independent director under Nasdaq’s listing standards. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Walker qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Nominating Committee

Our nominating committee consists of Messrs. LaPerch, Allen and Walker, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to our board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on our board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Our compensation committee consists of Messrs. LaPerch, Allen and Walker, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics, our Audit Committee Charter, our Nominating Committee Charter and our Compensation Committee Charter as exhibits to our registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on December 10, 2018, through the acquisition of a target business, we are obligated to pay our sponsor an aggregate fee of up to $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

Other than the administrative fee of up to $10,000 per month and the repayment of any loans made by our sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a current report on Form 8-K, as required by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2019, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the units sold in our initial public offering, or the private placement warrants, as these warrants are not exercisable within 60 days of February 28, 2019.

We have based our calculation of the percentage of beneficial ownership on 16,250,000 shares of common stock outstanding on February 28, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Schultze Special Purpose Acquisition Sponsor, LLC	3,190,000	(2)	19.6%
George J. Schultze	3,190,000	(2)	19.6%
Gary M. Julien	—		—
Jeffrey M. Glick	—		—
Scarlett Du	—		—
William G. LaPerch	20,000		*
William T. Allen	20,000		*
John J. Walker	20,000		*
All directors and executive officers as a group (8 individuals)	3,250,000		20.0%
AQR Capital Management, LLC(3)	1,440,000		8.9%
Omni Partners LLP(4)	1,100,000		6.8%
Davidson Kempner Partners(5)	985,000		5.9%

*       Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the persons and entities is 800 Westchester Avenue, Suite 632, Rye Brook, New York 10573.

(2)	Represents shares held by our sponsor. Schultze Asset Management is the manager of our sponsor, and Schultze Master Fund, Ltd is the majority owner of our sponsor. Each of Schultze Asset Management and Schultze Master Fund, Ltd is controlled by George J. Schultze. Accordingly, Mr. Schultze may be deemed to beneficially own all of the shares held by our sponsor. Mr. Schultze disclaims beneficial ownership of any securities held by our sponsor except to the extent of his pecuniary interest therein.

(3)	According to a Schedule 13G filed with the SEC on December 21, 2018, on behalf of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, CNH Partners, LLC, AQR Absolute Return Master Account, L.P., and AQR Principal Global Asset Allocation, LLC, each of which share voting and dispositive power with respect to certain of the reported shares shown above. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC. AQR Capital Management, LLC, and CNH Partners, LLC act as investment manager to AQR Absolute Return Master Account, L.P. AQR Principal Global Asset Allocation, LLC is the general partner of AQR Absolute Return Master Account, L.P. The business address of this stockholder is Two Greenwich Plaza, Greenwich, CT 06830.

(4)	According to a Schedule 13G filed with the SEC on February 14, 2019, on behalf of Omni Partners LLP, the business address for this stockholder is 7 Air Street, London W1B 5AD, United Kingdom.

(5)	According to a Schedule 13G filed with the SEC on December 21, 2018, on behalf of Davidson Kempner Partners, a New York limited partnership (“DKP”), Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”), Davidson Kempner International, Ltd., a British Virgin Islands business company (“DKIL”), Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the SEC (“DKCM”) and Messrs. Thomas L. Kempner, Jr. and Anthony A. Yoseloff. DKCM acts as investment manager to each of DKP, DKIP and DKIL. Messrs Kempner, Jr. and Yoseloff, through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The business address of this stockholder is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In September 2018, our sponsor purchased 4,312,500 founders’ shares for an aggregate purchase price of $25,000. Our sponsor subsequently transferred certain founders’ shares to our independent directors at the same price originally paid for such shares. In December 2018, our sponsor forfeited 575,000 founders’ shares. Following the expiration of the underwriters’ over-allotment option on January 24, 2019, our sponsor forfeited 487,500 shares, so that our initial stockholders continue to own 20% of our issued and outstanding shares after our initial public offering.

Simultaneously with the closing of our initial public offering, we consummated the sale of 4,150,000 private placement warrants at a price of $1.00 per warrant in a private placement to our sponsor, generating gross proceeds of $4,150,000. Immediately following the closing of our initial public offering, a total of $130,000,000 ($10.00 per unit) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public stockholders, with Continental Stock Transfer & Trust Company acting as trustee. Each private placement warrant entitles the holder to purchase of one share of common stock at $11.50 per share. The private placement warrants purchased in the private placement are identical to the warrants included in the units sold in our initial public offering, except that the private placement warrants and the common stock issuable upon exercise of the private placement warrants will not be transferable, assignable or salable until after the consummation of our initial business combination subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or any of their permitted transferees. If the private placement warrants are held by holders other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering.

In order to meet our working capital needs, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. If we do not complete a business combination, the loans will be forgiven.

The holders of our founders’ shares as well as the holders of the private placement warrants and any warrants our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement entered into on December 10, 2018. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private placement warrants or warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our sponsor loaned us an aggregate of $200,000 in connection with the expenses of our initial public offering, pursuant to the terms of a promissory note. We fully repaid the loans from our sponsor on December 13, 2018.

Our sponsor, which is affiliated with our officers and directors, has agreed that, commencing on December 10, 2018 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay our sponsor an aggregate of up to $10,000 per month for these services. Accordingly, our officers and directors will benefit from the transaction to the extent of their interest in our sponsor. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Rye Brook, NY area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

Other than the administrative fee of up to $10,000 per month, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a current report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our board of directors (or the audit committee). Related-party transactions are defined as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) we or any of our subsidiaries is a participant, and (iii) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to our Audit Committee Charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. LaPerch, Allen and Walker are “independent directors” as defined in the Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from June 11, 2018 (inception) through December 31, 2018 totaled approximately $58,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

 Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the period from June 11, 2018 (inception) through December 31, 2018.

 Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2018.

 All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2018.

Pre-Approval Policy

Our audit committee was formed on the effective date of our registration statement. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheet
Statement of Operations
Statement of Changes in Stockholders’ Equity
Statement of Cash Flows
Notes to Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated December 10, 2018, between the Registrant and EarlyBirdCapital, Inc.
1.2(1)	Letter Agreement, dated December 10, 2018, between the Registrant and EarlyBirdCapital, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	By-laws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated December 10, 2018, between the Registrant and Continental Stock Transfer & Trust Company.
10.1(1)	Letter Agreement, dated December 10, 2018, from each of the Registrant’s sponsor, officers and directors.
10.2(1)	Investment Management Trust Agreement, dated December 10, 2018, between the Registrant and Continental Stock Transfer & Trust Company.
10.3(1)	Stock Escrow Agreement, dated December 10, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.
10.4(1)	Registration Rights Agreement, dated December 10, 2018, between the Registrant and the Initial Stockholders.
10.5(1)	Warrant Purchase Agreement, dated December 10, 2018, between the Registrant and the Registrant’s sponsor.
10.6(1)	Administrative Services Agreement, dated December 10, 2018, between the Registrant and the Registrant’s sponsor.
14(2)	Code of Ethics.
99.1(2)	Audit Committee Charter.
99.2(2)	Compensation Committee Charter.
99.3(2)	Nominating Committee Charter.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 14, 2018.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1/A, filed with the SEC on November 28, 2018.

Schultze Special Purpose Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Schultze Special Purpose Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Schultze Special Purpose Acquisition (the “Company”) as of December 31, 2018, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 11, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from June 11, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

February 28, 2019

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2018

ASSETS
Current assets
Cash	$922,219
Prepaid expenses and other current assets	91,410
Total Current Assets	1,013,629

Marketable securities held in Trust Account	130,158,451
Total Assets	$131,172,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$129,307
Income taxes payable	6,876
Total Current Liabilities	136,183

Commitments

Common stock subject to possible redemption, 12,599,737 shares at redemption value	126,035,889

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,137,763 shares issued and outstanding (excluding 12,599,737 shares subject to possible redemption)(1)	414
Additional paid in capital	4,980,438
Retained earnings	19,156
Total Stockholders’ Equity	5,000,008
Total Liabilities and Stockholders’ Equity	$131,172,080

(1)	Includes up to an aggregate of 487,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 11, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

Formation and operating costs	$132,419
Loss from operations	(132,419)

Other income:
Interest income	151,739
Unrealized gain on marketable securities held in Trust Account	6,712
Other income, net	158,451

Income before provision for income taxes	26,032
Provision for income taxes	(6,876)
Net income	$19,156

Weighted average shares outstanding, basic and diluted (1)	3,717,986

Basic and diluted net loss per common share (2)	$(0.01)

(1)	Excludes an aggregate of up to 12,599,737 shares subject to possible redemption at December 31, 2018 and 487,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised.
(2)	Excludes income of $38,520 attributable to common stock subject to possible redemption for the period from June 11, 2018 (inception) through December 31, 2018 (see Note 2).

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 11, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – June 11, 2018 (inception)	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	4,312,500	431	24,569	—	25,000

Forfeiture of Founder Shares	(575,000)	(57)	57	—	—

Sale of 13,000,000 Units, net of underwriting discounts and offering expenses	13,000,000	1,300	126,840,441	—	126,841,741

Sale of 4,150,000 Private Placement Warrants	—	—	4,150,000	—	4,150,000

Common stock subject to possible redemption	(12,599,737)	(1,260)	(126,034,629)	—	(126,035,889)

Net income	—	—	—	19,156	19,156
Balance – December 31, 2018	4,137,763	$414	$4,980,438	$19,156	$5,000,008

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 11, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

Cash Flows from Operating Activities:
Net income	$19,156
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(151,739)
Unrealized gain on marketable securities held in Trust Account	(6,712)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(91,410)
Accounts payable and accrued expenses	129,307
Income taxes payable	6,876
Net cash used in operating activities	(94,522)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(130,000,000)
Net cash used in investing activities	(130,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	127,400,000
Proceeds from sale of Private Placement Warrants	4,150,000
Payment of offering costs	(558,259)
Proceeds from promissory note - related party	200,000
Repayment of promissory note - related party	(200,000)
Net cash provided by financing activities	131,016,741

Net Change in Cash	922,219
Cash – June 11, 2018 (inception)	—
Cash – Ending	$922,219

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$126,016,380
Change in value of common stock subject to possible redemption	$19,509

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

 NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Schultze Special Purpose Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on June 11, 2018. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to initially focus on identifying prospective targets that have experienced a turnaround or restructuring.

At December 31, 2018, the Company had not yet commenced any operations. All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on December 10, 2018. On December 13, 2018, the Company consummated the Initial Public Offering of 13,000,000 units (“Units” and, with respect to the common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $130,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,150,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, Schultze Special Purpose Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds of $4,150,000, which is described in Note 4.

Following the closing of the Initial Public Offering on December 13, 2018, an amount of $130,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”). The net proceeds placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

Transaction costs amounted to $3,158,259, consisting of $2,600,000 of underwriting fees and $558,259 of offering costs. In addition, $1,241,389 of cash was held outside of the Trust Account and was available for working capital purposes and repayment of a Promissory Note (as defined in Note 5) from the Sponsor of $200,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account, which interest shall be net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Sponsor and the Company’s officers and directors have agreed (a) to vote their Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation that would affect the substance or timing of the ability of the public stockholders from converting or selling their shares to the Company in connection with a Business Combination or of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months from the closing of the Initial Public Offering, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and the Company’s officers and directors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination within the prescribed time frame.

The Company will have until June 13, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $150,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of December 31, 2018.

Marketable securities held in Trust Account

At December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible conversion/tender in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception, The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 17,150,000 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Period from June 11, 2018 (inception) Through December 31,
2018
Net income	$19,156
Less: Income attributable to common stock subject to possible redemption	(38,520)
Adjusted net loss	$(19,364)

Weighted average shares outstanding, basic and diluted	3,717,986

Basic and diluted net loss per common share	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price $11.50 per share (see Note 7). Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to June 13, 2020, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants issued in connection with the 13,000,000 Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable for cash, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders. The exercise price and number of shares of common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price.

NOTE 4. PRIVATE PLACEMENT WARRANTS

The Sponsor purchased from the Company an aggregate of 4,150,000 warrants at a price of $1.00 per warrant (a purchase price of $4,150,000), in a private placement that occurred simultaneously with the completion of the Initial Public Offering. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the Units in the Initial Public Offering and have no net cash settlement provisions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2018, the Sponsor purchased 4,312,500 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share. In December 2018, the Sponsor forfeited 575,000 Founder Shares. The Founder Shares are identical to the common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would own 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders did not purchase any shares in the Initial Public Offering). The underwriters’ over-allotment option expired unexercised in January 2019 and, as a result, 487,500 Founder Shares were forfeited, resulting in 3,825,000 Founder Shares being issued and outstanding as of January 2019 (see Note 11).

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Promissory Note – Related Party

On September 13, 2018, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2019 or (ii) the consummation of the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering on December 13, 2018.

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on December 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the period from June 11, 2018 (inception) through December 31, 2018, the Company incurred $5,000 in fees for these services, of which $5,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Working Capital Loans

In order to meet the Company’s working capital needs following the consummation of the Initial Public Offering, the Sponsor or the Company’s officers or directors or its affiliates may loan the Company funds, from time to time or at any time, in whatever amount it deems reasonable in its sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. If the company does not complete a Business Combination, the loans will be forgiven.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company’s initial stockholders and holders of the Private Placement Warrants (which may include warrants granted in connection with working capital requirements following the Initial Public Offering) are entitled to registration rights pursuant to a registration rights agreement entered into on December 10, 2018. The Company’s initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not provide for any penalties associated with delays in registering the securities.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,950,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions of 2.0%. The underwriters’ over-allotment option expired unexercised in January 2019 (see Note 11).

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital, Inc. as advisor in connection with the Company’s Business Combination to assist it in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital, Inc. a cash fee for such services upon the consummation of an initial business combination in an amount equal to $4,550,000; provided that the Company has the right to allocate up to 35% of the fee to any of the underwriters in the Initial Public Offering or other FINRA member firms it retains to assist the Company in connection with its initial Business Combination.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. At December 31, 2018, there were 4,137,763 shares of common stock issued and outstanding (excluding 12,599,737 shares subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2018, there were no shares of preferred stock issued and outstanding.

NOTE 8. INCOME TAX

The Company does not have any significant deferred tax assets or liabilities at December 31, 2018.

The income tax provision consists of the following:

Federal
Current	$6,876
Deferred	—

State
Current	—
Deferred	—
Change in valuation allowance	—
Income tax provision	$6,876

As of December 31, 2018, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”).

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Other	5.4%
Income tax provision	26.4%

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns for the period from June 11, 2018 (inception) through December 31, 2018 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2018
Assets:
Marketable securities held in Trust Account	1	$130,158,451

NOTE 10. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table presents summarized unaudited quarterly financial data for each of the four quarters for the period from June 11, 2018 (inception) through December 31, 2018. The data has been derived from the Company’s unaudited financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Formation and operating costs	$—	$—	$—	$132,419
Unrealized gain on marketable securities	$—	$—	$—	$6,712
Interest income	$—	$—	$—	$151,739
Net income	$—	$—	$—	$19,156
Basic and diluted loss per common share	$—	$—	$—	$(0.01)

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The underwriters’ over-allotment option expired unexercised in January 2019 and, as a result, 487,500 Founder Shares were forfeited, resulting in 3,825,000 Founder Shares being issued and outstanding as of January 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schultze Special Purpose Acquisition Corp.

/s/ George J. Schultze
Name:	George J. Schultze
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey M. Glick
Name:	Jeffrey M. Glick
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 28, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George J. Schultze and Jeffrey M. Glick, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ George J. Schultze	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2019
George J. Schultze

/s/ Gary M. Julien	Executive Vice President and Director	February 28, 2019
Gary M. Julien

/s/ Jeffrey M. Glick	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Jeffrey M. Glick

/s/ William G. LaPerch	Director	February 28, 2019
William G. LaPerch

/s/ William T. Allen	Director	February 28, 2019
William T. Allen

/s/ John J. Walker	Director	February 28, 2019
John J. Walker