Form 10-Q
period 2019-03-31
Schultze Special Purpose Acquisition Corp.
filed 2019-05-07
CIK 1754824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38760

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-0891815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Westchester Avenue, Suite 632 Rye Brook, NY	10573
(Address of principal executive offices)	(Zip Code)

(914) 701-5260
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant	SAMAU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	SAMA	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	SAMAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 6, 2019, 16,250,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$796,098	$922,219
Prepaid expenses and other current assets	117,076	91,410
Total Current Assets	913,174	1,013,629

Marketable securities held in Trust Account	130,840,175	130,158,451
Total Assets	$131,753,349	$131,172,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$68,613	$129,307
Income taxes payable	130,164	6,876
Total Current Liabilities	198,777	136,183

Commitments

Common stock subject to possible redemption, 12,591,530 and 12,599,737 shares at redemption value at March 31, 2019 and December 31, 2018, respectively	126,554,571	126,035,889

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,658,470 and 4,137,763 shares issued and outstanding (excluding 12,591,530 and 12,599,737 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	366	414
Additional paid in capital	4,461,804	4,980,438
Retained earnings	537,831	19,156
Total Stockholders’ Equity	5,000,001	5,000,008
Total Liabilities and Stockholders’ Equity	$131,753,349	$131,172,080

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Operating costs	$153,496
Loss from operations	(153,496)

Other income:
Interest income	783,708
Unrealized gain on marketable securities held in Trust Account	20,808
Other income, net	804,516

Income before provision for income taxes	651,020
Provision for income taxes	(132,345)
Net income	$518,675

Weighted average shares outstanding, basic and diluted (1)	3,650,263

Basic and diluted net loss per common share (2)	$(0.02)

(1)	Excludes an aggregate of up to 12,591,530 shares subject to possible redemption.
(2)	Excludes income of $604,747 attributable to common stock subject to possible redemption (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,137,763	$414	$4,980,438	$19,156	$5,000,008

Forfeiture of Founder Shares	(487,500)	(48)	48	—	—

Change in value of common stock subject to possible redemption	8,207	—	(518,682)	—	(518,682)

Net income	—	—	—	518,675	518,675
Balance – March 31, 2019 (unaudited)	3,658,470	$366	$4,461,804	$537,831	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$518,675
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(783,708)
Unrealized gain on marketable securities held in Trust Account	(20,808)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,666)
Accounts payable and accrued expenses	(60,694)
Income taxes payable	123,288
Net cash used in operating activities	(248,913)

Cash Flows from Investing Activities:
Interest income released from Trust Account for the payments of franchise and income taxes	122,792
Net cash provided by investing activities	122,792

Net Change in Cash	(126,121)
Cash – Beginning	922,219
Cash – Ending	$796,098

Supplementary cash flow information:
Cash paid for income taxes	$9,081

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$518,682

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

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

At March 31, 2019, the Company had not yet commenced any operations. All activity through March 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.

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

Transaction costs amounted to $3,158,259, consisting of $2,600,000 of underwriting fees and $558,259 of offering costs. In addition, $1,241,389 of cash was held outside of the Trust Account upon closing of the Initial Public Offering and was available for working capital purposes and repayment of a Promissory Note (as defined in Note 5) from the Sponsor of $200,000.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from June 11, 2018 (inception) through December 31, 2018 as filed with the SEC on February 28, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from June 11, 2018 (inception) through December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of March 31, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the three months ended March 31, 2019, the Company withdrew $122,792 of interest income from the Trust Account to pay its franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception, The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 17,150,000 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31,
2019
Net income	$518,675
Less: Income attributable to common stock subject to possible redemption	(604,747)
Adjusted net loss	$(86,072)

Weighted average shares outstanding, basic and diluted	3,650,263

Basic and diluted net loss per common share	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2018, the Sponsor purchased 4,312,500 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share. In December 2018, the Sponsor forfeited 575,000 Founder Shares. The Founder Shares are identical to the common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would own 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders did not purchase any shares in the Initial Public Offering). The underwriters’ over-allotment option expired unexercised in January 2019 and, as a result, 487,500 Founder Shares were forfeited, resulting in 3,250,000 Founder Shares being issued and outstanding as of January 2019.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on December 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor an aggregate of up to $10,000 per month for these services. For the three months ended March 31, 2019, the Company incurred $30,000 in fees for these services. As of March 31, 2019 and December 31, 2018, $10,000 and $5,000, respectively, of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to meet the Company’s working capital needs following the consummation of the Initial Public Offering, the Sponsor or the Company’s officers or directors or their affiliates may loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. If the company does not complete a Business Combination, the loans will be forgiven.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and the holders of the Private Placement Warrants (which may include warrants granted in connection with working capital requirements following the Initial Public Offering) and the underlying securities are entitled to registration rights pursuant to a registration rights agreement entered into on December 10, 2018. The holders of a majority of such securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities under the Securities Act. The holders of a majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Private Placement Warrants (which may include warrants granted in connection with working capital requirements following the Initial Public Offering) and the underlying securities can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company subsequent to its completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not provide for any penalties associated with delays in registering the securities.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,950,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions of 2.0%. The underwriters’ over-allotment option expired unexercised in January 2019.

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital, Inc. as advisor in connection with the Company’s Business Combination to assist it in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital, Inc. a cash fee for such services upon the consummation of an initial Business Combination in an amount equal to $4,550,000; provided that the Company has the right to allocate up to 35% of the fee to any of the underwriters in the Initial Public Offering or other FINRA member firms it retains to assist the Company in connection with its initial Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. At March 31, 2019 and December 31, 2018, there were 3,658,470 and 4,137,763 shares of common stock issued and outstanding (excluding 12,591,530 and 12,599,737 shares subject to possible redemption), respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued and outstanding.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$130,840,175	$130,158,451

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Schultze Special Purpose Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Schultze Special Purpose Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on June 11, 2018 formed for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (“Business Combination”).

Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we have initially focused on businesses that have experienced and emerged from a financial restructuring. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and the sale of the private placement warrants (“Private Placement Warrants”) that occurred simultaneously with the completion of our Initial Public Offering (the “Private Placement”), our securities, debt or a combination of cash, securities and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2018 (inception) to March 31, 2019 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months March 31, 2019, we had a net income of $518,675, which consisted of interest income on marketable securities held in the trust account (“Trust Account”) of $783,708 and an unrealized gain on marketable securities held in the Trust Account of $20,808, offset by operating costs of $153,796 and a provision for income taxes of $132,345.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was receipt of $25,000 from an initial purchase of common stock by our Sponsor and $200,000 in loans from our Sponsor pursuant to the terms of a promissory note. We fully repaid the loans from our Sponsor on December 13, 2018.

On December 13, 2018, we consummated our Initial Public Offering of 13,000,000 units (“Units”) at $10.00 per Unit, generating gross proceeds of $130,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 4,150,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,150,000.

Immediately following the closing of our Initial Public Offering, a total of $130,000,000 ($10.00 per unit) of the net proceeds from our Initial Public Offering and the Private Placement was placed in the Trust Account. Transaction costs amounted to $3,158,259, consisting of $2,600,000 of underwriting fees, and $558,259 of other costs.

For the three months ended March 31, 2019, cash used in operating activities was $248,913. Net income of $518,675 was offset by interest earned on marketable securities held in the Trust Account of $783,708 and an unrealized gain on marketable securities held in the Trust Account of $20,808. Changes in operating assets and liabilities provided $36,928 of cash from operating activities.

As of March 31, 2019, we had marketable securities held in the Trust Account of $130,840,175. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through March 31, 2019, we withdrew $122,792 of interest earned on the Trust Account to pay franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto, including a fee of $4,550,000 payable to EarlyBirdCapital, Inc. (exclusive of any applicable finders’ fees which might become payable, and subject to our right to allocate up to 35% of the fee to any of the underwriters in our Initial Public Offering or other FINRA member firms we retain to assist us in connection with our initial Business Combination) upon consummation of our initial Business Combination for assisting us in connection with our initial Business Combination pursuant to a business combination marketing agreement. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account, after payment for properly redeemed public shares, as well as any other net proceeds not expended will be used as working capital to finance the operation of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2019, we had cash of $796,098 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. If we do not complete a Business Combination, the loans will be forgiven. As of March 31, 2019, we had no promissory notes outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

As of March 31, 2019, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than a monthly fee of up to an aggregate of $10,000 payable to our Sponsor for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on December 10, 2018 and will continue to incur these fees until the earlier of the completion of our initial Business Combination or our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2019, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, including amounts in the Trust Account, are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on February 28, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 13, 2018, we consummated our Initial Public Offering of 13,000,000 Units, with each Unit consisting of one share of common stock, par value $0.0001 per share, and one warrant, each warrant exercisable to purchase one share of common stock at an exercise price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or December 13, 2019 and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $130,000,000. EarlyBirdCapital, Inc. and BTIG, LLC acted as the joint book-running managers and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-228494). The SEC declared the registration statement effective on December 10, 2018.

Simultaneously with the consummation of the Initial Public Offering, we consummated the Private Placement of 4,150,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $4,150,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D. The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that, if held by the original holder or their permitted assigns, they (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until after the completion of our initial Business Combination.

We paid a total of $2,600,000 in underwriting discounts and commissions and $558,259 for other costs and expenses related to the Initial Public Offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement was approximately $130,991,741, of which $130,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on December 14, 2018)
3.2	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-228494), filed with the Securities and Exchange Commission on November 28, 2018)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

Date: May 6, 2019		/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2019		/s/ Jeffrey M. Glick
	Name:	Jeffrey M. Glick
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)