Form 10-Q
period 2019-06-30
Schultze Special Purpose Acquisition Corp.
filed 2019-07-22
CIK 1754824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 22, 2019, 16,250,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$748,518	$922,219
Prepaid expenses and other current assets	87,390	91,410
Total Current Assets	835,908	1,013,629

Marketable securities held in Trust Account	131,612,279	130,158,451
Total Assets	$132,448,187	$131,172,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$84,578	$129,307
Income taxes payable	267,664	6,876
Total Current Liabilities	352,242	136,183

Deferred tax liability	9,432	—
Total Liabilities	361,674	136,183

Commitments

Common stock subject to possible redemption, 12,583,846 and 12,599,737 shares at redemption value at June 30, 2019 and December 31, 2018, respectively	127,086,512	126,035,889

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,666,154 and 4,137,763 shares issued and outstanding (excluding 12,583,846 and 12,599,737 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	367	414
Additional paid in capital	3,929,862	4,980,438
Retained earnings	1,069,772	19,156
Total Stockholders’ Equity	5,000,001	5,000,008
Total Liabilities and Stockholders’ Equity	$132,448,187	$131,172,080

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019

Operating costs	$137,943	$291,439
Loss from operations	(137,943)	(291,439)

Other income:
Interest income	792,709	1,576,417
Unrealized gain on marketable securities held in Trust Account	24,107	44,915
Other income	816,816	1,621,332

Income before provision for income taxes	678,873	1,329,893
Provision for income taxes	(146,932)	(279,277)
Net income	$531,941	$1,050,616

Weighted average shares outstanding, basic and diluted (1)	3,658,470	3,654,389

Basic and diluted net loss per common share (2)	$(0.02)	$(0.04)

(1)	Excludes an aggregate of up to 12,583,846 shares subject to possible redemption.
(2)	Excludes income of $600,048 and $1,200,489 attributable to common stock subject to possible redemption for the three and six months ended June 30, 2019, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,137,763	$414	$4,980,438	$19,156	$5,000,008

Forfeiture of Founder Shares	(487,500)	(48)	48	—	—

Change in value of common stock subject to possible redemption	8,207	—	(518,682)	—	(518,682)

Net income	—	—	—	518,675	518,675
Balance – March 31, 2019 (unaudited)	3,658,470	366	4,461,804	537,831	5,000,001

Change in value of common stock subject to possible redemption	7,684	1	(531,942)	—	(531,941)

Net income	—	—	—	531,941	531,941
Balance – June 30, 2019 (unaudited)	3,666,154	$367	$3,929,862	$1,069,772	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,050,616
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,576,417)
Unrealized gain on marketable securities held in Trust Account	(44,915)
Deferred tax provision	9,432
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,020
Accounts payable and accrued expenses	(44,729)
Income taxes payable	260,788
Net cash used in operating activities	(341,205)

Cash Flows from Investing Activities:
Interest income released from Trust Account for the payments of franchise and income taxes	167,504
Net cash provided by investing activities	167,504

Net Change in Cash	(173,701)
Cash – Beginning	922,219
Cash – Ending	$748,518

Supplementary cash flow information:
Cash paid for income taxes	$9,081

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,050,623

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019

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

At June 30, 2019, the Company had not yet commenced any operations. All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on December 10, 2018. On December 13, 2018, the Company consummated the Initial Public Offering of 13,000,000 units (“Units” and, with respect to the common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $130,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,150,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, Schultze Special Purpose Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds of $4,150,000, which is described in Note 5.

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

Transaction costs amounted to $3,158,259, consisting of $2,600,000 of underwriting fees and $558,259 of offering costs. In addition, $1,241,389 of cash was held outside of the Trust Account upon closing of the Initial Public Offering and was available for working capital purposes and repayment of a Promissory Note (as defined in Note 6) from the Sponsor of $200,000.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019

(Unaudited)

The Sponsor and the Company’s officers and directors have agreed (a) to vote their Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation that would affect the substance or timing of the ability of the public stockholders from converting or selling their shares to the Company in connection with a Business Combination or of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months from the closing of the Initial Public Offering, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and the Company’s officers and directors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination within the prescribed time frame.

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

NOTE 2. LIQUIDITY

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2019, the Company had $748,518 in its operating bank account, $131,612,279 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of approximately $807,000, which excludes approximately $323,000 of franchise and income taxes payable that may be paid from interest earned on the Trust Account. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 13, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from June 11, 2018 (inception) through December 31, 2018 as filed with the SEC on February 28, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from June 11, 2018 (inception) through December 31, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

The Company had no activity for the period from June 11, 2018 (inception) through June 30, 2018. Accordingly, the condensed statement of operations and condensed statement of cash flows for the comparative period from June 11, 2018 (inception) through June 30, 2018 are not presented.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of June 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At June 30, 2019 and December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the six months ended June 30, 2019, the Company withdrew $167,504 of interest income from the Trust Account to pay its franchise and income taxes.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception, The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 17,150,000 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Net income	$531,941	$1,050,616
Less: Income attributable to common stock subject to possible redemption	(600,048)	(1,200,489)
Adjusted net loss	$(68,107)	$(148,873)

Weighted average shares outstanding, basic and diluted	3,658,470	3,654,389

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price $11.50 per share (see Note 8). Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to June 13, 2020, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants issued in connection with the 13,000,000 Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable for cash, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders. The exercise price and number of shares of common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019

(Unaudited)

NOTE 5. PRIVATE PLACEMENT WARRANTS

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019

(Unaudited)

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on December 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor an aggregate of up to $10,000 per month for these services. For the three and six months ended June 30, 2019, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2019 and December 31, 2018, fees amounting to $10,000 and $5,000, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

NOTE 7. COMMITMENTS

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. At June 30, 2019 and December 31, 2018, there were 3,666,154 and 4,137,763 shares of common stock issued and outstanding (excluding 12,583,846 and 12,599,737 shares subject to possible redemption), respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$131,612,279	$130,158,451

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2018 (inception) to June 30, 2019 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2019, we had a net income of $531,941, which consisted of interest income on marketable securities held in the trust account (“Trust Account”) of $792,709 and an unrealized gain on marketable securities held in the Trust Account of $24,107, offset by operating costs of $137,943 and a provision for income taxes of $146,932.

For the six months ended June 30, 2019, we had a net income of $1,050,616, which consisted of interest income on marketable securities held in the Trust Account of $1,576,417 and an unrealized gain on marketable securities held in the Trust Account of $44,915, offset by operating costs of $291,439 and a provision for income taxes of $279,277.

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

For the six months ended June 30, 2019, cash used in operating activities was $341,205. Net income of $1,050,616 was offset by interest earned on marketable securities held in the Trust Account of $1,576,417, an unrealized gain on marketable securities held in the Trust Account of $44,915 and a deferred tax provision of $9,432. Changes in operating assets and liabilities provided $220,079 of cash from operating activities.

As of June 30, 2019, we had marketable securities held in the Trust Account of $131,612,279. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through June 30, 2019, we withdrew $167,504 of interest earned on the Trust Account to pay franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto, including a fee of $4,550,000 payable to EarlyBirdCapital, Inc. (exclusive of any applicable finders’ fees which might become payable, and subject to our right to allocate up to 35% of the fee to any of the underwriters in our Initial Public Offering or other FINRA member firms we retain to assist us in connection with our initial Business Combination) upon consummation of our initial Business Combination for assisting us in connection with our initial Business Combination pursuant to a business combination marketing agreement. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account, after payment for properly redeemed public shares, as well as any other net proceeds not expended will be used as working capital to finance the operation of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2019, we had cash of $748,518 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. If we do not complete a Business Combination, the loans will be forgiven. As of June 30, 2019, we had no promissory notes outstanding.

Based on the foregoing, management believes we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or June 13, 2020, the date we will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

As of June 30, 2019, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2019, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, including amounts in the Trust Account, are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

Date: July 22, 2019		/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 22, 2019		/s/ Jeffrey M. Glick
	Name:	Jeffrey M. Glick
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)