Form 10-K
period 2019-12-31
Schultze Special Purpose Acquisition Corp.
filed 2020-03-10
CIK 1754824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $128,700,000.

As of March 10, 2020, 16,250,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I

Item 1.     Business

Introduction

We are a blank check company formed pursuant to the laws of the State of Delaware on June 11, 2018 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to in this report as the initial business combination. While our efforts in identifying a prospective target business for our initial business combination are not limited to a particular industry or geographic region, we have initially focused our search on companies that have experienced and emerged from a financial restructuring, as described below. However, we may decide to enter into our initial business combination with a target business that has not experienced a financial restructuring.

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

Transaction costs amounted to $3,158,259, consisting of $2,600,000 of underwriting fees, and $558,259 of other costs. As of December 31, 2019, $597,374 of cash was held outside of the trust account, available for working capital purposes.

On January 7, 2019, we announced that the holders of our units may elect to separately trade the common stock and warrants included in the units commencing on January 9, 2019 on the Nasdaq Capital Market under the symbols “SAMA” and “SAMAW,” respectively. Those units not separated continue to trade on the Nasdaq Capital Market under the symbol “SAMAU.”

On January 2, 2020, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we are not in compliance with listing Rule 5620(a), due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. On February 5, 2020, we provided Nasdaq with a plan to regain compliance with Listing Rule 5620(a) within the required timeframe. On March 4, 2020, Nasdaq accepted our plan and granted us an extension until June 13, 2020 to evidence compliance with Listing Rule 5620(a).

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

Schultze Asset Management and members of our management team have significant experience in identifying, investing in and operating businesses that have successfully emerged from a financial re-organization. However, we may decide to enter into our initial business combination with a target business that has not experienced a financial restructuring. We believe our affiliation with Schultze Asset Management and the significant financial and operational expertise of our team provide us with important competitive advantages for sourcing, pursuing and evaluating an initial business combination within our target universe.

We believe a business combination through a blank check company provides meaningful benefits to owners of post-reorganization companies, with whom we seek to transact, and our investors. We believe a business combination with us may provide a significant monetization event for owners desiring liquidity as well as continued equity participation for those desiring continued ownership. Further, target companies can benefit from access to a public vehicle to support organic and inorganic growth initiatives by combining with us. Our investors can benefit from ownership in a business with significantly reduced liabilities, an enhanced operating structure and a highly motivated management team.

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following additional general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

●	Enterprise Value: We intend to focus our efforts on seeking and completing an initial business combination with an enterprise that has a value of between $400.0 million to $1.0 billion;

●	Financial Well-Being: We expect to target an initial business combination with a fundamentally sound company which was previously financially troubled, which can often occur through previously excessive leverage, challenging industry conditions, material litigation, regulatory shifts, macroeconomic events, performance disruptions, lack of management execution or any combination thereof;

●	Leading Industry Market Position: We intend to pursue companies whose products or services have leading positions within their respective markets with sustainable competitive advantages and natural barriers to market entry;

●	Solid Free Cash Flow Generation: We seek to acquire an established company with attractive operating margins, strong free cash flow generation and solid recurring revenue streams;

●	Strong Management Team: We seek to acquire a target business with an experienced management team and a proven track record of execution;

●	Favorable Industry Outlook: We seek to acquire a target business where the end user markets of such target business’ products or services have a favorable growth outlook, which may include the business services, consumer (non-retail), energy, industrial, leisure and technology, media and telecommunications industries;

●	Performance Catalysts: We intend to solicit target companies that have clearly identifiable opportunities to execute on growth initiatives following the initial business combination;

●	Market Fragmentation: We intend to seek business combinations that have significant opportunities for selective strategic acquisitions and partnerships that can complement an organic growth strategy; and

●	Benefit from Being a Public Company: We intend to acquire a business that can benefit from being publicly-traded and can effectively utilize broader access to capital.

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

Periodic Reporting and Audited Financial Statements

Our units, common stock and warrants are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Such reports and other information filed by the company with the SEC are available free of charge through the Investors Relations link on our website at www.samcospac.com and on the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the website URLs are intended to be inactive textual references only.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

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

We are required to evaluate our internal control procedures beginning with the fiscal year ended December 31, 2019 as required by the Sarbanes-Oxley Act. As long as we maintain our status as an “emerging growth company,” we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. A target company’s ability to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 10, 2020, there were 66,600,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants (including the private placement warrants). As of March 10, 2020, there were no shares of preferred stock issued and outstanding. Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

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

Our securities are currently listed on Nasdaq, a national securities exchange. On January 2, 2020, we received the Notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with listing Rule 5620(a), due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. On February 5, 2020, we provided Nasdaq with a plan to regain compliance with Listing Rule 5620(a) within the required timeframe. On March 4, 2020, Nasdaq accepted our plan and granted us an extension until June 13, 2020 to evidence compliance with Listing Rule 5620(a).

We cannot assure you that we will be able to regain compliance with the annual meeting requirement or that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ending December 31, 2019. As long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our search for a business combination may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 materially adversely affects their business operations.  Additionally, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination may be materially adversely affected.

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

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the recent coronavirus (COVID-19) outbreak;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

Holders of Record

On March 10, 2020, there was approximately one holder of record of our units, five holders of record of our common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Recent Sales of Unregistered Securities

In September 2018, we issued 4,312,500 founders’ shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.006 per share. Our sponsor subsequently transferred certain founders’ shares to our independent directors at the same price originally paid for such shares. In December 2018, our sponsor forfeited 575,000 founders’ shares. Following the expiration of the underwriters’ over-allotment option on January 24, 2019, our sponsor forfeited 487,500 shares, so that our initial stockholders continue to own 20% of our issued and outstanding shares after our initial public offering.

Simultaneously with the consummation of our initial public offering, we consummated a private placement of 4,150,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $4,150,000. The private placement warrants purchased in the private placement are identical to the warrants included in the units sold in our initial public offering, except that the private placement warrants and the common stock issuable upon exercise of the private placement warrants will not be transferable, assignable or salable until after the consummation of our initial business combination subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or any of their permitted transferees. If the private placement warrants are held by holders other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering.

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor, as initial purchaser of the founders’ shares and the private placement warrants, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds from our Initial Public Offering

On December 13, 2018, we consummated our initial public offering of 13,000,000 units, with each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of an initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $130,000,000. EarlyBirdCapital and BTIG, LLC served as joint book-running managers and I-Bankers Securities, Inc. acted as co-manager of our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on the company’s registration statement on Form S-1 (File No. 333-228494). The SEC declared the registration statement effective on December 10, 2018.

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

Our efforts to identify a prospective target business are not limited to a particular industry or geographic region. Although we have initially focused on businesses that have experienced and emerged from a financial restructuring, we may decide to enter into our initial business combination with a target business that has not experienced a financial restructuring. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants that occurred simultaneously with the completion of our initial public offering, our securities, debt or a combination of cash, securities and debt.

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

Recent Developments

On January 2, 2020, we received the Notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with listing Rule 5620(a), due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. On February 5, 2020, we provided Nasdaq with a plan to regain compliance with Listing Rule 5620(a) within the required timeframe. On March 4, 2020, Nasdaq accepted our plan and granted us an extension until June 13, 2020 to evidence compliance with Listing Rule 5620(a).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2018 (inception) to December 31, 2019 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2019, we had net income of $1,812,272, which consisted of interest income on marketable securities held in the trust account of $2,940,779 and an unrealized gain on marketable securities held in the trust account of $5,881, offset by operating costs of $652,490 and a provision for income taxes of $481,898.

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

For the year ended December 31, 2019, cash used in operating activities was $1,040,376. Net income of $1,812,272 was offset by interest earned on marketable securities held in the trust account of $2,940,779, an unrealized gain on marketable securities held in the trust account of $5,881 and a deferred tax provision of $1,235. Changes in operating assets and liabilities provided $92,777 of cash from operating activities.

For the period from June 11, 2018 (inception) through December 31, 2018, cash used in operating activities was $94,522. Net income of $19,156 was offset by interest earned on marketable securities held in the trust account of $151,739 and an unrealized gain on marketable securities held in the trust account of $6,712. Changes in operating assets and liabilities provided $44,773 of cash.

As of December 31, 2019, we had marketable securities held in the trust account of $132,389,580. Interest income on the trust account will be used by us to pay franchise and income taxes. Through December 31, 2019, we withdrew $715,531 of interest earned on the trust account to pay franchise and income taxes. We intend to use substantially all of the funds held in the trust account to acquire a target business and to pay our expenses relating thereto, including a fee of $4,550,000 payable to EarlyBirdCapital, Inc. (exclusive of any applicable finders’ fees which might become payable, and subject to our right to allocate up to 35% of the fee to any of the underwriters in our initial public offering or other FINRA member firms we retain to assist us in connection with our initial business combination) upon consummation of our initial business combination for assisting us in connection with our initial business combination pursuant to a business combination marketing agreement. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account, after payment for properly redeemed public shares, as well as any other net proceeds not expended will be used as working capital to finance the operation of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2019, we had cash of $597,374 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. If we do not complete a business combination, the loans will be forgiven. As of December 31, 2019, we had no promissory notes outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than a monthly fee of up to an aggregate of $10,000 payable to our sponsor for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on December 10, 2018 and will continue to incur these fees until the earlier of the completion of our initial business combination or our liquidation.

We engaged EarlyBirdCapital, Inc. as advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital, Inc. a cash fee for such services upon the consummation of an initial business combination in an amount equal to $4,550,000; provided that we have the right to allocate up to 35% of the fee to any of the underwriters in the initial public offering or other FINRA member firms we retain to assist us in connection with our initial business combination.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2019, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants, including amounts in the trust account, are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
George J. Schultze	50	Chairman, Chief Executive Officer and President
Gary M. Julien	50	Executive Vice President and Director
Jeffrey M. Glick	58	Chief Financial Officer
Scarlett Du	52	Secretary
William G. LaPerch	64	Director
William T. Allen	63	Director
John J. Walker	67	Director

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

William G. LaPerch

William G. LaPerch has served as a director since December 2018. He has served as Executive Chairman of Hylan Inc., a provider of specialty contracting services in the New York City region for telecommunications providers and municipal organizations, since July 2016, and as President of LaPerch Consulting, LLC (a provider of consulting services to private equity firms) since September 2012. From 2004 to 2012, Mr. LaPerch served as the President and Chief Executive Officer and a member of the board of directors of AboveNet, Inc., then a publicly-traded provider of bandwidth infrastructure services, prior to which he served as Senior Vice President Operations. At AboveNet he was responsible for guiding the company out of Chapter 11 (AboveNet emerged from protection under Chapter 11 of the U.S. Bankruptcy Code effective September 2003) and establishing the company as a profitable and recognized leader in providing optical connectivity solutions for Fortune 1000 companies. In March 2012, AboveNet was acquired by Zayo Group Holdings for $2.2 billion. Before joining AboveNet, Mr. LaPerch served as Senior Vice President of Network Services at MCI and he also held executive positions at NYNEX. Mr. LaPerch currently serves on the boards of Digital Realty Trust (NYSE: DLR) since March 2013 and Windstream (NASDAQ: WIN) since September 2014 and was on the board of Imation, Inc. (NYSE: IMN) from November 2012 to August 2015. Mr. LaPerch also serves as a board member and advisor to several privately held companies including First Light Fiber and Hylan Inc. Mr. LaPerch is a graduate of the United States Military Academy at West Point and received his M.B.A. from Columbia Business School.

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

John J. Walker

Mr. John J. Walker has served as a director since December 2018. Mr. Walker has 37 years of financial and executive management experience including 21 years as a Chief Financial Officer with both public and private companies. Since 2011, Mr. Walker has been a Director of The Descartes Systems Group, Inc. (NASDAQ: DSGX, TSX: DSG), a logistics technology company and serves as Chair of the Audit Committee and a member of the Nominating Committee and the Corporate Governance Committee. From 2006 through 2010, he served as Chief Financial Officer, and Senior Vice President of Bowne & Company, a New York Stock Exchange — listed provider of documentation services largely to the financial services industry, during which he led and supervised a significant financial restructuring of the company leading to a sale of the company to R.R. Donnelley in 2010 for $481 million. Prior to Bowne & Company, from 1988 to 2006, Mr. Walker was an executive with Loews Cineplex Entertainment Corporation, then the 4th largest motion picture operator in the world, including sixteen years as Chief Financial Officer. In January 2006, the company was acquired by AMC Entertainment for $1.5 billion creating the second largest theater operator in the world. Prior thereto, Mr. Walker served for six years as Controller and Principal Accounting Officer of Corporate Property Investors, then one of the largest real estate investment trusts in the United States. Mr. Walker also served for six years as Treasurer and Assistant Corporate Controller of Princess Hotels International a company involved in the ownership and operation of luxury resort hotels, real estate and timesharing developments. He is a Member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Walker started his professional career with then Price Waterhouse & Co. He received his B.S. in Accounting from the University of Scranton in 1974.

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

Audit Committee

Our audit committee consists of Messrs. LaPerch, Allen and Walker, each of whom is an independent director under Nasdaq’s listing standards. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Walker qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. Mr. Walker also serves as Chairman of the Audit Committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	reviewing and discussing with management and the independent auditor the reviewed financial statements, and recommending to the board whether the quarterly financial statements should be included in our Form 10-Q;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics, our Audit Committee Charter, our Nominating Committee Charter and our Compensation Committee Charter as exhibits to our registration statement. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request to us in writing at 800 Westchester Avenue, Suite 632, Rye Brook, NY 10573 or by telephone at (914) 701-5260. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a current report on Form 8-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2020, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, including the private placement warrants, as such securities are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 16,250,000 shares of common stock outstanding on March 10, 2020.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Schultze Special Purpose Acquisition Sponsor, LLC	3,190,000	(2)	19.6%
George J. Schultze	3,190,000	(2)	19.6%
Gary M. Julien	—		—
Jeffrey M. Glick	—		—
Scarlett Du	—		—
William G. LaPerch	20,000		*
William T. Allen	20,000		*
John J. Walker	20,000		*
All directors and executive officers as a group (8 individuals)	3,250,000		20.0%
Omni Partners LLP (3)	1,090,193		6.7%
Davidson Kempner Partners (4)	985,000		5.9%
Karpus Investment Management (5)	1,504,403		9.3%
Periscope Capital Inc. (6)	1,033,550		6.4%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the persons and entities is 800 Westchester Avenue, Suite 632, Rye Brook, New York 10573.

(2)	Represents shares held by our sponsor. Schultze Asset Management is the manager of our sponsor, and Schultze Master Fund, Ltd is the majority owner of our sponsor. Each of Schultze Asset Management and Schultze Master Fund, Ltd is controlled by George J. Schultze. Accordingly, Mr. Schultze may be deemed to beneficially own all of the shares held by our sponsor. Mr. Schultze disclaims beneficial ownership of any securities held by our sponsor except to the extent of his pecuniary interest therein.

(3)	According to a Schedule 13G filed with the SEC on February 14, 2020, on behalf of Omni Partners LLP, the business address for this stockholder is 4th Floor, 15 Golden Square, London W1F 9JG, UK.

(4)	According to a Schedule 13G filed with the SEC on December 21, 2018, on behalf of Davidson Kempner Partners, a New York limited partnership (“DKP”), Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”), Davidson Kempner International, Ltd., a British Virgin Islands business company (“DKIL”), Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the SEC (“DKCM”) and Messrs. Thomas L. Kempner, Jr. and Anthony A. Yoseloff. DKCM acts as investment manager to each of DKP, DKIP and DKIL. Messrs Kempner, Jr. and Yoseloff, through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The business address of this stockholder is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2020, on behalf of Karpus Management, Inc., d/b/a Karpus Investment Management. The business address of this stockholder is 183 Sully’s Trail, Pittsford, New York 14534.
(6)	According to a Schedule 13G filed with the SEC on February 14, 2020, on behalf of Periscope Capital Inc. (“Periscope”). Periscope, which is the beneficial owner of 777,350 shares of common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 256,200 shares of common stock. The business address of this stockholder is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

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

The holders of our founders’ shares as well as the holders of the private placement warrants and any warrants our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement entered into on December 10, 2018. The holders of a majority of these securities are entitled to make up to three demands that we register such securities, excluding short form registration demands. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the founders’ shares are to be released from escrow. The holders of a majority of the private placement warrants or warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K and 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and for the period from June 11, 2018 (inception) through December 31, 2018 totaled approximately $44,000 and $58,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

  Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended December 1, 2019 and the period from June 11, 2018 (inception) through December 31, 2018.

  Tax Fees. We paid Marcum $5,665 and $-0- for tax planning and tax advice for the year ended December 31, 2019 and for the period from June 11, 2018 (inception) through December 31, 2018, respectively.

 All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2019 and the period from June 11, 2018 (inception) through December 31, 2018.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated December 10, 2018, between the Registrant and EarlyBirdCapital, Inc.
1.2(1)	Letter Agreement, dated December 10, 2018, between the Registrant and EarlyBirdCapital, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	By-laws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated December 10, 2018, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(1)	Letter Agreement, dated December 10, 2018, from each of the Registrant’s sponsor, officers and directors.
10.2(1)	Investment Management Trust Agreement, dated December 10, 2018, between the Registrant and Continental Stock Transfer & Trust Company.
10.3(1)	Stock Escrow Agreement, dated December 10, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.
10.4(1)	Registration Rights Agreement, dated December 10, 2018, between the Registrant and the Initial Stockholders.
10.5(1)	Warrant Purchase Agreement, dated December 10, 2018, between the Registrant and the Registrant’s sponsor.
10.6(1)	Administrative Services Agreement, dated December 10, 2018, between the Registrant and the Registrant’s sponsor.
10.7(3)	Securities Purchase Agreement, dated September 25, 2018, between the Registrant and Schultze Special Purpose Acquisition Sponsor, LLC.
14.1(2)	Code of Ethics.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1(2)	Audit Committee Charter.
99.2(2)	Compensation Committee Charter.
99.3(2)	Nominating Committee Charter.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.LAB**	XBRL Taxonomy Label Document
101.PRE**	XBRL Definition Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38760), filed with the SEC on December 14, 2018.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1/A (File No. 333-228494), filed with the SEC on November 28, 2018.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-228494), filed with the SEC on November 11, 2018.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Schultze Special Purpose Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Schultze Special Purpose Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 and for the period from June 11, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from June 11, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

March 10, 2020

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$597,374	$922,219
Prepaid expenses and other current assets	27,668	91,410
Prepaid income taxes	46,518	—
Total Current Assets	671,560	1,013,629

Marketable securities held in Trust Account	132,389,580	130,158,451
Total Assets	$133,061,140	$131,172,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$211,736	$129,307
Income taxes payable	—	6,876
Total Current Liabilities	211,736	136,183

Deferred tax liability	1,235	—
Total Liabilities	212,971	136,183

Commitments

Common stock subject to possible redemption, 12,560,138 and 12,599,737 shares at redemption value at December 31, 2019 and 2018, respectively	127,848,165	126,035,889

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,689,862 and 4,137,763 shares issued and outstanding (excluding 12,560,138 and 12,599,737 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	369	414
Additional paid in capital	3,168,207	4,980,438
Retained earnings	1,831,428	19,156
Total Stockholders’ Equity	5,000,004	5,000,008
Total Liabilities and Stockholders’ Equity	$133,061,140	$131,172,080

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	For the Period from June 11, 2018 (Inception) Through December 31, 2018

Operating and formation costs	$652,490	$132,419
Loss from operations	(652,490)	(132,419)

Other income:
Interest income	2,940,779	151,739
Unrealized gain on marketable securities held in Trust Account	5,881	6,712
Other income, net	2,946,660	158,451

Income before provision for income taxes	2,294,170	26,032
Provision for income taxes	(481,898)	(6,876)
Net income	$1,812,272	$19,156

Weighted average shares outstanding, basic and diluted (1)	3,661,924	3,717,986

Basic and diluted net loss per common share (2)	$(0.10)	$(0.01)

(1)	Excludes an aggregate of up to 12,560,138 and 12,599,737 shares subject to possible redemption at December 31, 2019 and 2018, respectively.
(2)	Excludes income of $2,185,701 and $38,520 attributable to common stock subject to possible redemption for the year ended December 31, 2019 and for the period from June 11, 2018 (inception) through December 31, 2018, respectively (see Note 2).

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – June 11, 2018 (inception)	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	4,312,500	431	24,569	—	25,000

Forfeiture of Founder Shares	(575,000)	(57)	57	—	—

Sale of 13,000,000 Units, net of underwriting discounts and offering expenses	13,000,000	1,300	126,840,441	—	126,841,741

Sale of 4,150,000 Private Placement Warrants	—	—	4,150,000	—	4,150,000

Common stock subject to possible redemption	(12,599,737)	(1,260)	(126,034,629)	—	(126,035,889)

Net income	—	—	—	19,156	19,156
Balance – December 31, 2018	4,137,763	414	4,980,438	19,156	5,000,008

Forfeiture of Founder Shares	(487,500)	(48)	48	—	—

Change in value of common stock subject to possible redemption	39,599	3	(1,812,279)	—	(1,812,276)

Net income	—	—	—	1,812,272	1,812,272
Balance – December 31, 2019	3,689,862	$369	$3,168,207	$1,831,428	$5,000,004

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	For the Period from June 11, 2018 (Inception) Through December 31, 2018
Cash Flows from Operating Activities:
Net income	$1,812,272	$19,156
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,940,779)	(151,739)
Unrealized gain on marketable securities held in Trust Account	(5,881)	(6,712)
Deferred tax provision	1,235
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	63,742	(91,410)
Prepaid income taxes	(46,518)	—
Accounts payable and accrued expenses	82,429	129,307
Income taxes payable	(6,876)	6,876
Net cash used in operating activities	(1,040,376)	(94,522)

Cash Flows from Investing Activities:
Interest income released from Trust Account for the payment of franchise and income taxes	715,531	—
Investment of cash in Trust Account	—	(130,000,000)
Net cash provided by (used in) investing activities	715,531	(130,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	127,400,000
Proceeds from sale of Private Placement Warrants	—	4,150,000
Payment of offering costs	—	(558,259)
Proceeds from promissory note - related party	—	200,000
Repayment of promissory note - related party	—	(200,000)
Net cash provided by financing activities	—	131,016,741

Net Change in Cash	(324,845)	922,219
Cash – Beginning	922,219	—
Cash – Ending	$597,374	$922,219

Supplementary cash flow information:
Cash paid for income taxes	$534,081	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$126,016,380
Change in value of common stock subject to possible redemption	$1,812,276	$19,509

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

At December 31, 2019, the Company had not yet commenced any operations. All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.

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

DECEMBER 31, 2019

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

Nasdaq Notification

On January 2, 2020, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5620(a), due to the Company’s failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. On February 5, 2020, the Company provided Nasdaq with a plan to regain compliance with Listing Rule 5620(a) within the required timeframe. On March 4, 2020, Nasdaq accepted the Company's plan and granted the Company an extension until June 13, 2020 to evidence compliance with Listing Rule 5620(a).

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2019, the Company had $597,374 in its operating bank account, $132,389,580 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of approximately $524,000, which excludes approximately $47,000 of prepaid income taxes and $111,000 of franchise and income taxes payable, that may be paid from interest earned on the Trust Account. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 13, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of December 31, 2019 and 2018.

Marketable securities held in Trust Account

At December 31, 2019 and 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the year ended December 31, 2019, the Company withdrew $715,531 of interest income from the Trust Account to pay its franchise and income taxes.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception, The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 17,150,000 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31,	For the Period from June 11, 2018 (inception) Through December 31,
	2019	2018
Net income	$1,812,272	$19,156
Less: Income attributable to common stock subject to possible redemption	(2,185,701)	(38,520)
Adjusted net loss	$(373,429)	$(19,364)

Weighted average shares outstanding, basic and diluted	3,661,924	3,717,986

Basic and diluted net loss per common share	$(0.10)	$(0.01)

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price $11.50 per share (see Note 8). Each Public Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to June 13, 2020, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants issued in connection with the 13,000,000 Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable for cash, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders. The exercise price and number of shares of common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on December 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the year ended December 31, 2019 and for the period from June 11, 2018 (inception) through December 31, 2018, the Company incurred $120,000 and $5,000 in fees for these services, respectively. As of December 31, 2019 and 2018, fees amounting to $10,000 and $5,000, respectively, are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. At December 31, 2019 and 2018, there were 3,689,862 and 4,137,763 shares of common stock issued and outstanding (excluding 12,560,138 and 12,599,737 shares subject to possible redemption), respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued and outstanding.

NOTE 8. INCOME TAX

The Company does not have any significant deferred tax assets or liabilities at December 31, 2018.

The Company’s net deferred tax assets are as follows:

December 31, 2019
Deferred tax asset
Unrealized gain on marketable securities	$(1,235)
Total deferred tax liability	$(1,235)

The income tax provision consists of the following:

	December 31,	December 31,
	2019	2018
Federal
Current	$480,663	$6,876
Deferred	1,235	—

State
Current	—	—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$481,898	$6,876

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

As of December 31, 2019 and 2018, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”).

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Other	0.0%	5.4%
Income tax provision	21.0%	26.4%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$132,389,580	$130,158,451

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 10. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table presents summarized unaudited quarterly financial data for each of the four quarters for the year ended December 31, 2019 and for the period from June 11, 2018 (inception) through December 31, 2018. The data has been derived from the Company’s unaudited financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

Year Ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating costs	$153,496	$137,943	$135,101	$225,950
Unrealized gain (loss) on marketable securities	$20,808	$24,107	$(15,376)	$(23,658)
Interest income	$783,708	$792,709	$732,727	$631,635
Net income	$518,675	$531,941	$459,977	$301,679
Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.02)	$(0.04)

For the Period from June 11, 2018 (inception) Through December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Formation and operating costs	$—	$—	$—	$132,419
Unrealized gain on marketable securities	$—	$—	$—	$6,712
Interest income	$—	$—	$—	$151,739
Net income	$—	$—	$—	$19,156
Basic and diluted loss per common share	$—	$—	$—	$(0.01)

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

Date: March 10, 2020

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

Signature	Title	Date

/s/ George J. Schultze	Chairman, Chief Executive Officer and President	March 10, 2020
George J. Schultze	(Principal Executive Officer)

/s/ Gary M. Julien	Executive Vice President and Director	March 10, 2020
Gary M. Julien

/s/ Jeffrey M. Glick	Chief Financial Officer	March 10, 2020
Jeffrey M. Glick	(Principal Financial and Accounting Officer)

/s/ William G. LaPerch	Director	March 10, 2020
William G. LaPerch

/s/ William T. Allen	Director	March 10, 2020
William T. Allen

/s/ John J. Walker	Director	March 10, 2020
John J. Walker