Form 10-Q
period 2020-03-31
Schultze Special Purpose Acquisition Corp.
filed 2020-05-01
CIK 1754824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
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

As of May 1, 2020, 16,250,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$472,595	$597,374
Prepaid expenses and other current assets	53,933	27,668
Prepaid income taxes	—	46,518
Total Current Assets	526,528	671,560

Marketable securities held in Trust Account	132,964,562	132,389,580
Total Assets	$133,491,090	$133,061,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$270,069	$211,736
Income taxes payable	24,780	—
Total Current Liabilities	294,849	211,736

Deferred tax liability	17,745	1,235
Total Liabilities	312,594	212,971

Commitments

Common stock subject to possible redemption, 12,549,734 and 12,560,138 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	128,178,489	127,848,165

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,700,266 and 3,689,862 shares issued and outstanding (excluding 12,549,734 and 12,560,138 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	370	369
Additional paid in capital	2,837,882	3,168,207
Retained earnings	2,161,755	1,831,428
Total Stockholders’ Equity	5,000,007	5,000,004
Total Liabilities and Stockholders’ Equity	$133,491,090	$133,061,140

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$156,847	$153,496
Loss from operations	(156,847)	(153,496)

Other income:
Interest income	490,482	783,708
Unrealized gain on marketable securities held in Trust Account	84,500	20,808
Other income	574,982	804,516

Income before provision for income taxes	418,135	651,020
Provision for income taxes	(87,808)	(132,345)
Net income	$330,327	$518,675

Weighted average shares outstanding, basic and diluted (1)	3,689,862	3,650,263

Basic and diluted net loss per common share (2)	$(0.02)	$(0.02)

(1)	Excludes an aggregate of up to 12,549,734 and 12,591,530 shares subject to possible redemption at March 31, 2020 and 2019, respectively.
(2)	Excludes income of $420,298 and $604,747 attributable to common stock subject to possible redemption for the three months ended March 31, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,689,862	$369	$3,168,207	$1,831,428	$5,000,004

Change in value of common stock subject to possible redemption	10,404	1	(330,325)	—	(330,324)

Net income	—	—	—	330,327	330,327
Balance – March 31, 2020	3,700,266	$370	$2,837,882	$2,161,755	$5,000,007

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,137,763	$414	$4,980,438	$19,156	$5,000,008

Forfeiture of Founder Shares	(487,500)	(48)	48	—	—

Change in value of common stock subject to possible redemption	8,207	—	(518,682)	—	(518,682)

Net income	—	—	—	518,675	518,675
Balance – March 31, 2019	3,658,470	$366	$4,461,804	$537,831	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$330,327	$518,675
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(490,482)	(783,708)
Unrealized gain on marketable securities held in Trust Account	(84,500)	(20,808)
Deferred tax provision	16,510	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,265)	(25,666)
Prepaid income taxes	46,518	—
Accounts payable and accrued expenses	58,333	(60,694)
Income taxes payable	24,780	123,288
Net cash used in operating activities	(124,779)	(248,913)

Cash Flows from Investing Activities:
Interest income released from Trust Account for the payment of franchise and income taxes	—	122,792
Net cash provided by investing activities	—	122,792

Net Change in Cash	(124,779)	(126,121)
Cash – Beginning	597,374	922,219
Cash – Ending	$472,595	$796,098

Supplementary cash flow information:
Cash paid for income taxes	$—	$9,081

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$330,324	$518,682

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

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

At March 31, 2020, the Company had not yet commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.

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
MARCH 31, 2020

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2020, the Company had $472,595 in its operating bank account, $132,964,562 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of approximately $419,000, which excludes approximately $187,000 of franchise and income taxes payable that may be paid from interest earned on the Trust Account. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 13, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 10, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the three months ended March 31, 2020, the Company did not withdraw any interest income from the Trust Account. During the year ended December 31, 2019, the Company withdrew $715,531 of interest income from the Trust Account to pay its franchise and income taxes.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception, The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 17,150,000 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net income	$330,327	$518,675
Less: Income attributable to common stock subject to possible redemption	(420,298)	(604,747)
Adjusted net loss	$(89,971)	$(86,072)

Weighted average shares outstanding, basic and diluted	3,689,862	3,650,263

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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
MARCH 31, 2020

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 12, 2018, the Sponsor purchased 4,312,500 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share. On December 10, 2018, the Sponsor forfeited 575,000 Founder Shares. The Founder Shares are identical to the common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would own 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders did not purchase any shares in the Initial Public Offering). The underwriters’ over-allotment option expired unexercised on January 24, 2019 and, as a result, 487,500 Founder Shares were forfeited, resulting in 3,250,000 Founder Shares being issued and outstanding as of January 25, 2019.

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

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on December 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the each of the three months ended March 31, 2020 and 2019, the Company incurred $30,000 in fees for these services. At each of March 31, 2020 and December 31, 2019, fees amounting to $10,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. At March 31, 2020 and December 31, 2019, there were 3,700,266 and 3,689,862 shares of common stock issued and outstanding (excluding 12,549,734 and 12,560,138 shares subject to possible redemption), respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$132,964,562	$132,389,580

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, including the impact of the recent coronavirus (COVID-19) outbreak on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on June 11, 2018 formed for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (“Business Combination”).

Our efforts to identify a prospective target business are not limited to a particular industry or geographic region. Although we have initially focused on businesses that have experienced and emerged from a financial restructuring, we may decide to enter into an initial Business Combination with a target business that has not experienced a financial restructuring. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and the sale of the private placement warrants (“Private Placement Warrants”) that occurred simultaneously with the completion of our Initial Public Offering (the “Private Placement”), our securities, debt or a combination of cash, securities and debt.

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

Nasdaq Notice

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

Effects of Coronavirus (COVID-19) Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.”

The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential Business Combination with us whether or not COVID-19 affects their business operations. Additionally, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2018 (inception) to March 31, 2020 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had net income of $330,327, which consisted of interest income on marketable securities held in the trust account (“Trust Account”) of $490,482 and an unrealized gain on marketable securities held in the Trust Account of $84,500, offset by operating costs of $156,847 and a provision for income taxes of $87,808.

For the three months ended March 31, 2019, we had a net income of $518,675, which consisted of interest income on marketable securities held in the Trust Account of $783,708 and an unrealized gain on marketable securities held in the Trust Account of $20,808, offset by operating costs of $153,796 and a provision for income taxes of $132,345.

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

For the three months ended March 31, 2020, cash used in operating activities was $124,779. Net income of $330,327 was offset by interest earned on marketable securities held in the Trust Account of $490,482, an unrealized gain on marketable securities held in the Trust Account of $84,500 and a deferred tax provision of $16,510. Changes in operating assets and liabilities provided $103,366 of cash from operating activities.

For the three months ended March 31, 2019, cash used in operating activities was $248,913. Net income of $518,675 was offset by interest earned on marketable securities held in the Trust Account of $783,708 and an unrealized gain on marketable securities held in the Trust Account of $20,808. Changes in operating assets and liabilities provided $36,928 of cash from operating activities.

As of March 31, 2020, we had marketable securities held in the Trust Account of $132,964,562. Interest income on the Trust Account will be used by us to pay franchise and income taxes. For the three months ended March 31, 2020, we did not withdraw any interest earned on the Trust Account. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto, including a fee of $4,550,000 payable to EarlyBirdCapital, Inc. (exclusive of any applicable finders’ fees which might become payable, and subject to our right to allocate up to 35% of the fee to any of the underwriters in our Initial Public Offering or other FINRA member firms we retain to assist us in connection with our initial Business Combination) upon consummation of our initial Business Combination for assisting us in connection with our initial Business Combination pursuant to a business combination marketing agreement. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account, after payment for properly redeemed public shares, as well as any other net proceeds not expended will be used as working capital to finance the operation of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2020, we had cash of $472,595 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. If we do not complete a Business Combination, the loans will be forgiven. As of March 31, 2020, we had no promissory notes outstanding.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, including amounts in the Trust Account, are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 10, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

Date: May 1, 2020		/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2020		/s/ Jeffrey M. Glick
	Name:	Jeffrey M. Glick
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)