Form 10-Q
period 2020-06-30
Schultze Special Purpose Acquisition Corp.
filed 2020-08-10
CIK 1754824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 16,215,132 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$339,683	$597,374
Prepaid expenses and other current assets	28,250	27,668
Prepaid income taxes	62,089	46,518
Total Current Assets	430,022	671,560

Marketable securities held in Trust Account	132,433,250	132,389,580
Total Assets	$132,863,272	$133,061,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$291,058	$211,736
Deferred tax liability	—	1,235
Total Liabilities	291,058	212,971

Commitments

Common stock subject to possible redemption, 12,485,271 and 12,560,138 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	127,572,207	127,848,165

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,729,861 and 3,689,862 shares issued and outstanding (excluding 12,485,271 and 12,560,138 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	373	369
Additional paid in capital	3,087,820	3,168,207
Retained earnings	1,911,814	1,831,428
Total Stockholders’ Equity	5,000,007	5,000,004
Total Liabilities and Stockholders’ Equity	$132,863,272	$133,061,140

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$372,021	$137,943	$528,868	$291,439
Loss from operations	(372,021)	(137,943)	(528,868)	(291,439)

Other income:
Interest income	140,141	792,709	630,623	1,576,417
Unrealized (loss) gain on marketable securities held in Trust Account	(84,500)	24,107	—	44,915
Other income, net	55,641	816,816	630,623	1,621,332

(Loss) income before provision for income taxes	(316,380)	678,873	101,755	1,329,893
Benefit (provision) for income taxes	66,439	(146,932)	(21,369)	(279,277)
Net (loss) income	$(249,941)	$531,941	$80,386	$1,050,616

Weighted average shares outstanding, basic and diluted (1)	3,700,266	3,658,470	3,695,064	3,654,389

Basic and diluted net loss per common share (2)	$(0.09)	$(0.02)	$(0.11)	$(0.04)

(1)	Excludes an aggregate of up to 12,485,271 and 12,583,846 shares subject to possible redemption at June 30, 2020 and 2019, respectively.
(2)	Excludes income of $69,413 and $600,048 attributable to common stock subject to possible redemption for the three months ended June 30, 2020 and 2019, respectively, and $488,667 and $1,200,489 attributable to common stock subject to possible redemption for the six months ended June 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,689,862	$369	$3,168,207	$1,831,428	$5,000,004

Change in value of common stock subject to possible redemption	10,404	1	(330,325)	—	(330,324)

Net income	—	—	—	330,327	330,327

Balance – March 31, 2020	3,700,266	370	2,837,882	2,161,755	5,000,007

Change in value of common stock subject to possible redemption	29,595	3	249,938	—	249,941

Net loss	—	—	—	(249,941)	(249,941)

Balance – June 30, 2020	3,729,861	$373	$3,087,820	$1,911,814	$5,000,007

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,137,763	$414	$4,980,438	$19,156	$5,000,008

Forfeiture of Founder Shares	(487,500)	(48)	48	—	—

Change in value of common stock subject to possible redemption	8,207	—	(518,682)	—	(518,682)

Net income	—	—	—	518,675	518,675

Balance – March 31, 2019	3,658,470	366	4,461,804	537,831	5,000,001

Change in value of common stock subject to possible redemption	7,684	1	(531,942)	—	(531,941)

Net income	—	—	—	531,941	531,941

Balance – June 30, 2019	3,666,154	$367	$3,929,862	$1,069,772	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$80,386	$1,050,616
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(630,623)	(1,576,417)
Unrealized gain on marketable securities held in Trust Account	—	(44,915)
Deferred tax (benefit) provision	(1,235)	9,432
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(582)	4,020
Prepaid income taxes	(15,571)	—
Accounts payable and accrued expenses	79,322	(44,729)
Income taxes payable	—	260,788
Net cash used in operating activities	(488,303)	(341,205)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	356,341	—
Interest income released from Trust Account for the payment of franchise and income taxes	230,612	167,504
Net cash provided by investing activities	586,953	167,504

Cash Flows from Financing Activities:
Redemption of common stock	(356,341)	—
Net cash used in financing activities	(356,341)	—

Net Change in Cash	(257,691)	(173,701)
Cash – Beginning	597,374	922,219
Cash – Ending	$339,683	$748,518

Supplementary cash flow information:
Cash paid for income taxes	$38,175	$9,081

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(80,383)	$1,050,623

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

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

At June 30, 2020, the Company had not yet commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination and the proposed Business Combination with Clever Leaves International Inc. (“Clever Leaves”), as discussed in Note 6.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

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

The Company initially had until June 13, 2020 to consummate a Business Combination. On June 9, 2020, the Company held a special meeting in lieu of the 2020 annual stockholder meeting, pursuant to which the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to complete a Business Combination from June 13, 2020 to September 30, 2020 (the “Combination Period”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 34,868 shares of the Company’s common stock. As a result, an aggregate of $356,341 (or approximately $10.22 per share) was released from the Company’s Trust Account to pay such redeeming stockholders and 16,215,132 shares of common stock are now issued and outstanding.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2020, the Company had $339,683 in its operating bank account, $132,433,250 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of approximately $97,000, which excludes approximately $62,000 of prepaid income taxes and $20,000 of franchise taxes payable that may be paid from interest earned on the Trust Account.

On July 29, 2020, the Sponsor committed to provide the Company an aggregate of $500,000 in loans in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, no amounts have been borrowed under the commitment.

Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or September 30, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 10, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which invest in U.S. Treasury Bills. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through June 30, 2020, the Company withdrew an aggregate of $946,143 of interest income from the Trust Account to pay its franchise and income taxes, of which $230,612 was withdrawn during the six months ended June 30, 2020.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception, The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 17,150,000 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(249,941)	$531,941	$80,386	$1,050,616
Less: Income attributable to common stock subject to possible redemption	(69,413)	(600,048)	(488,667)	(1,200,489)
Adjusted net loss	$(319,354)	$(68,107)	$(408,281)	$(148,873)

Weighted average shares outstanding, basic and diluted	3,700,266	3,658,470	3,695,064	3,654,389

Basic and diluted net loss per common share	$(0.09)	$(0.02)	$(0.11)	$(0.04)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price $11.50 per share (see Note 8). Each Public Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to September 30, 2020, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants issued in connection with the 13,000,000 Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable for cash, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders. The exercise price and number of shares of common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

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

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on December 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the each of the three months ended June 30, 2020 and 2019, the Company incurred $30,000 in fees for these services. For the six months ended June 30, 2020 and 2019, the Company incurred $60,000 in fees for these services. At each of June 30, 2020 and December 31, 2019, fees amounting to $10,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

On July 29, 2020, the Sponsor committed to provide the Company an aggregate of $500,000 in loans in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, no amounts have been borrowed under the commitment.

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
JUNE 30, 2020

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

Business Combination Agreement

On July 25, 2020, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Clever Leaves, Clever Leaves Holdings Inc., a corporation organized under the laws of British Columbia, Canada and a wholly-owned subsidiary of the Company (“Holdco”), and Novel Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Holdco (“Merger Sub”), pursuant to which the Company agreed to combine with Clever Leaves in a Business Combination (the “Clever Leaves Business Combination”) that will result in both Clever Leaves and the Company becoming wholly-owned subsidiaries of Holdco. Pursuant to the Business Combination Agreement, as consideration for the Clever Leaves Business Combination, (i) the Company’s stockholders will receive one Holdco common share in exchange for each share of the Company’s common stock held by them and (ii) the Clever Leaves shareholders will receive aggregate consideration with a value (the “Arrangement Consideration”) equal to (a) $229,500,000, minus (b) Clever Leaves’ net debt, minus (c) the amount, if any, by which Clever Leaves’ transaction expenses exceed Clever Leaves’ transaction expenses cap, plus (d) the amount, if any, by which the Company’s transaction expenses exceed the Company’s transaction expenses cap, minus (e) the aggregate value of the issued and outstanding options and warrants of Clever Leaves that are being converted into options and warrants of Holdco in the Clever Leaves Business Combination. The Arrangement Consideration minus up to $7,500,000 in cash payable to certain Clever Leaves shareholders (the “Cash Arrangement Consideration”) will be paid to Clever Leaves shareholders in Holdco common shares, based on a price per share of $10.00, and the Cash Arrangement Consideration will be paid to certain Clever Leaves shareholders in cash.

The consummation of the Clever Leaves Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of the Company’s stockholders and the execution of the various transaction agreements.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. At June 30, 2020 and December 31, 2019, there were 3,729,861 and 3,689,862 shares of common stock issued and outstanding (excluding 12,485,271 and 12,560,138 shares subject to possible redemption), respectively.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$132,433,250	$132,389,580

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 25, 2020, the Company entered into the Business Combination Agreement with Clever Leaves, Holdco and Merger Sub, pursuant to which the Company agreed to combine with Clever Leaves in the Clever Leaves Business Combination that will result in both Clever Leaves and the Company becoming wholly-owned subsidiaries of Holdco. Pursuant to the Business Combination Agreement, as consideration for the Clever Leaves Business Combination, (i) the Company’s stockholders will receive one Holdco common share in exchange for each share of the Company’s common stock held by them and (ii) the Clever Leaves shareholders will receive the Arrangement Consideration with a value equal to (a) $229,500,000, minus (b) Clever Leaves’ net debt, minus (c) the amount, if any, by which Clever Leaves’ transaction expenses exceed Clever Leaves’ transaction expenses cap, plus (d) the amount, if any, by which the Company’s transaction expenses exceed the Company’s transaction expenses cap, minus (e) the aggregate value of the issued and outstanding options and warrants of Clever Leaves that are being converted into options and warrants of Holdco in the Clever Leaves Business Combination. The Arrangement Consideration minus the Cash Arrangement Consideration will be paid to Clever Leaves shareholders in Holdco common shares, based on a price per share of $10.00, and the Cash Arrangement Consideration will be paid to certain Clever Leaves shareholders in cash.

On July 29, 2020, the Sponsor committed to provide the Company an aggregate of $500,000 in loans in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, no amounts have been borrowed under the commitment.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the recent coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), including the Company’s ability to consummate the Clever Leaves Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Nasdaq Notice

On January 2, 2020, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with listing Rule 5620(a), due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of our securities on the Nasdaq Capital Market. On February 5, 2020, we provided Nasdaq with a plan to regain compliance with Listing Rule 5620(a) within the required timeframe. On March 4, 2020, Nasdaq accepted our plan and granted us an extension until June 13, 2020 to evidence compliance with Listing Rule 5620(a). On June 9, 2020, we held a special meeting in lieu of the 2020 annual meeting of stockholders (the “Special Meeting”) in compliance with Listing Rule 5620(a).

Special Meeting

On June 9, 2020, at the Special Meeting, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we have to complete a Business Combination from June 13, 2020 to September 30, 2020 (the “Extension”). In connection with the Extension, stockholders elected to redeem an aggregate of 34,868 shares of our common stock. As a result, an aggregate of $356,341 (or approximately $10.22 per share) was released from our Trust Account to pay such redeeming stockholders and 16,215,132 shares of our common stock are now issued and outstanding.

Proposed Business Combination

Subsequent to the quarterly period covered by this Quarterly Report, on July 25, 2020, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Clever Leaves International Inc., a corporation organized under the laws of British Columbia, Canada (“Clever Leaves”), Clever Leaves Holdings Inc., a corporation organized under the laws of British Columbia, Canada and a wholly-owned subsidiary of the Company (“Holdco”), and Novel Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Holdco, pursuant to which we agreed to combine with Clever Leaves in a Business Combination (the “Clever Leaves Business Combination”) that will result in both Clever Leaves and the Company becoming wholly-owned subsidiaries of Holdco. Pursuant to the Business Combination Agreement, as consideration for the Clever Leaves Business Combination, (i) our stockholders will receive one Holdco common share in exchange for each share of our common stock held by them and (ii) the Clever Leaves shareholders will receive aggregate consideration with a value (the “Arrangement Consideration”) equal to (a) $229,500,000, minus (b) Clever Leaves’ net debt, minus (c) the amount, if any, by which Clever Leaves’ transaction expenses exceed Clever Leaves’ transaction expenses cap, plus (d) the amount, if any, by which our transaction expenses exceed our transaction expenses cap, minus (e) the aggregate value of the issued and outstanding options and warrants of Clever Leaves that are being converted into options and warrants of Holdco in the Clever Leaves Business Combination. The Arrangement Consideration minus up to $7,500,000 in cash payable to certain Clever Leaves shareholders (the “Cash Arrangement Consideration”) will be paid to Clever Leaves shareholders in Holdco common shares, based on a price per share of $10.00, and the Cash Arrangement Consideration will be paid to certain Clever Leaves shareholders in cash.

Clever Leaves is a multi-national operator in the botanical cannabinoid and nutraceutical industries, with operations and investments in Colombia, Portugal, Germany, the United States and Canada. Clever Leaves is working to develop one of the industry’s leading, low-cost global business-to-business supply chains with the goal of providing high quality pharmaceutical grade and wellness products to customers and patients at competitive prices. The consummation of the Clever Leaves Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of our stockholders and the execution of the various transaction agreements.

Effects of Coronavirus (COVID-19) Pandemic

The coronavirus (COVID-19) pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The extent to which the COVID-19 pandemic may impact our ability to consummate a Business Combination, including the Clever Leaves Business Combination, will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Various governmental bodies and private enterprises have implemented preventative or protective measures to contain the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, and these actions may continue to expand in scope, type and impact. These measures, in addition to the disruption of economies and financial markets worldwide caused by the COVID-19 pandemic, could result in direct and indirect adverse effects on the industries in which Clever Leaves operates. The extent to which the COVID-19 pandemic may impact Clever Leaves’ operations and our ability to consummate the Clever Leaves Business Combination is uncertain.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2018 (inception) to June 30, 2020 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target company for a Business Combination and the Clever Leaves Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. We are also incurring expenses in connection with the Clever Leaves Business Combination.

For the three months ended June 30, 2020, we had net loss of $249,941, which consisted of operating costs of $372,021 and an unrealized loss on marketable securities held in the Trust Account of $84,500, offset by interest income on marketable securities held in the trust account (“Trust Account”) of $140,141 and a benefit for income taxes of $66,439. The increase in operating expense is mainly attributable to costs incurred in connection with the Extension. The decrease in interest income is mainly attributable to the lower interest rates earned during the three months ended June 30, 2020, as compared to prior periods.

For the six months ended June 30, 2020, we had net income of $80,386, which consisted of interest income on marketable securities held in the Trust Account of $630,623, offset by operating costs of $528,868 and a provision for income taxes of $21,369. The increase in operating expense is mainly attributable to costs incurred in connection with the Extension. The decrease in interest income is mainly attributable to the lower interest rates earned during the three and six months ended June 30, 2020, as compared to prior periods.

For the three months ended June 30, 2019, we had a net income of $531,941, which consisted of interest income on marketable securities held in the Trust Account of $792,709 and an unrealized gain on marketable securities held in the Trust Account of $24,107, offset by operating costs of $137,943 and a provision for income taxes of $146,932.

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

On December 13, 2018, we consummated our Initial Public Offering of 13,000,000 units (“Units”) at $10.00 per Unit, generating gross proceeds of $130,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 4,150,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,150,000.

Immediately following the closing of our Initial Public Offering, a total of $130,000,000 ($10.00 per Unit) of the net proceeds from our Initial Public Offering and the Private Placement was placed in the Trust Account. Transaction costs amounted to $3,158,259, consisting of $2,600,000 of underwriting fees, and $558,259 of other costs.

For the six months ended June 30, 2020, cash used in operating activities was $488,303. Net income of $80,386 was offset by interest earned on marketable securities held in the Trust Account of $630,623 and a deferred tax benefit of $1,235. Changes in operating assets and liabilities provided $63,169 of cash from operating activities.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $132,433,250. Interest income on the Trust Account will be used by us to pay franchise and income taxes. For the six months ended June 30, 2020, we withdrew $230,612 of interest earned on the Trust Account to pay franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto, including a fee of $4,550,000 payable to EarlyBirdCapital, Inc. (exclusive of any applicable finders’ fees which might become payable, and subject to our right to allocate up to 35% of the fee to any of the underwriters in our Initial Public Offering or other FINRA member firms we retain to assist us in connection with our initial Business Combination) upon consummation of our initial Business Combination for assisting us in connection with our initial Business Combination pursuant to a business combination marketing agreement. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account, after payment for properly redeemed public shares, as well as any other net proceeds not expended will be used as working capital to finance the operation of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2020, we had cash of $339,683 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

Other than as described below, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. If we do not complete a Business Combination, the loans will be forgiven. As of June 30, 2020, we had no promissory notes outstanding.

Subsequent to the quarterly period covered by this Quarterly Report, on July 29, 2020, our Sponsor committed to provide us an aggregate of $500,000 in loans in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, no amounts have been borrowed under the commitment.

Based on the foregoing, management believes we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or September 30, 2020, the date we will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, including amounts in the Trust Account, are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 10, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2020, other than as noted below, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The funds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the funds held in the Trust Account, plus any interest income, net of franchise and income taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $150,000 of interest for any dissolution or liquidation related expenses, as applicable). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic”.

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, and the business of any potential target company with which we consummate a Business Combination could be materially and adversely affected. Potential target companies may also defer or end discussions for a potential Business Combination with us whether or not COVID-19 materially adversely affects their business operations. Additionally, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate a transaction in a timely manner. The extent to which the COVID-19 pandemic impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected. In addition, our ability to consummate a Business Combination may be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

Various governmental bodies and private enterprises have implemented preventative or protective measures to contain the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, and these actions may continue to expand in scope, type and impact. These measures, in addition to the disruption of economies and financial markets worldwide caused by the COVID-19 pandemic, could result in direct and indirect adverse effects on the industries in which Clever Leaves operates. The extent to which the COVID-19 pandemic may impact Clever Leaves’ operations and our ability to consummate the Clever Leaves Business Combination is uncertain.

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
3.2

Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on June 9, 2020)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-228494), filed with the Securities and Exchange Commission on November 28, 2018)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

Date: August 10, 2020		/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020		/s/ Jeffrey M. Glick
	Name:	Jeffrey M. Glick
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)