Form 10-Q
period 2020-09-30
Schultze Special Purpose Acquisition Corp.
filed 2020-11-09
CIK 1754824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, there were 11,741,553 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$134,043	$597,374
Prepaid expenses and other current assets	14,125	27,668
Prepaid income taxes	84,693	46,518
Total Current Assets	232,861	671,560

Deferred tax asset	21,887	—
Marketable securities held in Trust Account	132,467,547	132,389,580
Total Assets	$132,722,295	$133,061,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$405,765	$211,736
Deferred tax liability	—	1,235
Total Liabilities	405,765	212,971

Commitments

Common stock subject to possible redemption, 12,459,599 and 12,560,138 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	127,316,528	127,848,165

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,755,533 and 3,689,862 shares issued and outstanding (excluding 12,459,599 and 12,560,138 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	376	369
Additional paid in capital	3,343,496	3,168,207
Retained earnings	1,656,130	1,831,428
Total Stockholders’ Equity	5,000,002	5,000,004
Total Liabilities and Stockholders’ Equity	$132,722,295	$133,061,140

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs	$334,472	$135,101	$863,340	$426,540
Loss from operations	(334,472)	(135,101)	(863,340)	(426,540)

Other income (expense):
Interest income	34,297	732,727	664,920	2,309,144
Unrealized (loss) gain on marketable securities held in Trust Account	—	(15,376)	—	29,539
Other income, net	34,297	717,351	664,920	2,338,683

(Loss) income before income taxes	(300,175)	582,250	(198,420)	1,912,143
Benefit (provision) for income taxes	44,491	(122,273)	23,122	(401,550)
Net (loss) income	$(255,684)	$459,977	$(175,298)	$1,510,593

Weighted average shares outstanding, basic and diluted (1)	3,729,861	3,666,154	3,706,748	3,658,354

Basic and diluted net loss per common share (2)	$(0.08)	$(0.02)	$(0.19)	$(0.06)

(1)	Excludes an aggregate of up to 12,459,599 and 12,577,482 shares subject to possible redemption at September 30, 2020 and 2019, respectively.
(2)	Excludes income of $32,959 and $527,363 attributable to common stock subject to possible redemption for the three months ended September 30, 2020 and 2019, respectively, and $515,317 and $1,727,232 attributable to common stock subject to possible redemption for the nine months ended September 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,689,862	$369	$3,168,207	$1,831,428	$5,000,004

Change in value of common stock subject to possible redemption	10,404	1	(330,325)	—	(330,324)

Net income	—	—	—	330,327	330,327
Balance – March 31, 2020	3,700,266	370	2,837,882	2,161,755	5,000,007

Change in value of common stock subject to possible redemption	29,595	3	249,938	—	249,941

Net loss	—	—	—	(249,941)	(249,941)
Balance – June 30, 2020	3,729,861	$373	$3,087,820	$1,911,814	$5,000,007

Change in value of common stock subject to possible redemption	25,672	3	255,676	—	255,679

Net loss	—	—	—	(255,684)	(255,684)
Balance – September 30, 2020	3,755,533	$376	$3,343,496	$1,656,130	$5,000,002

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	4,137,763	$414	$4,980,438	$19,156	$5,000,008

Forfeiture of Founder Shares	(487,500)	(48)	48	—	—

Change in value of common stock subject to possible redemption	8,207	—	(518,682)	—	(518,682)

Net income	—	—	—	518,675	518,675
Balance – March 31, 2019	3,658,470	366	4,461,804	537,831	5,000,001

Change in value of common stock subject to possible redemption	7,684	1	(531,942)	—	(531,941)

Net income	—	—	—	531,941	531,941
Balance – June 30, 2019	3,666,154	$367	$3,929,862	$1,069,772	$5,000,001

Change in value of common stock subject to possible redemption	6,364	—	(459,968)	—	(459,968)

Net income	—	—	—	459,977	459,977
Balance – September 30, 2019	3,672,518	$367	$3,469,894	$1,529,749	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(175,298)	$1,510,593
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(664,920)	(2,309,144)
Unrealized gain on marketable securities held in Trust Account	—	(29,539)
Deferred tax (benefit) provision	(23,122)	6,203
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13,543	33,881
Prepaid income taxes	(38,175)	—
Accounts payable and accrued expenses	194,029	(28,433)
Income taxes payable	—	386,290
Net cash used in operating activities	(693,943)	(430,149)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	356,341	—
Interest income released from Trust Account for the payment of franchise and income taxes	230,612	190,531
Net cash provided by investing activities	586,953	190,531

Cash Flows from Financing Activities:
Redemption of common stock	(356,341)	—
Net cash used in financing activities	(356,341)	—

Net Change in Cash	(463,331)	(239,618)
Cash – Beginning	597,374	922,219
Cash – Ending	$134,043	$682,601

Supplementary cash flow information:
Cash paid for income taxes	$38,175	$9,081

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$175,296	$1,510,591

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Schultze Special Purpose Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on June 11, 2018. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

At September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination and the proposed Business Combination with Clever Leaves International Inc. (“Clever Leaves”), as discussed in Note 6.

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
SEPTEMBER 30, 2020

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

The Company initially had until June 13, 2020 to consummate a Business Combination. On June 9, 2020, the Company held a special meeting in lieu of the 2020 annual stockholder meeting, pursuant to which the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company had to complete a Business Combination from June 13, 2020 to September 30, 2020. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 34,868 shares of the Company’s common stock. As a result, an aggregate of $356,341 (or approximately $10.22 per share) was released from the Company’s Trust Account to pay such redeeming stockholders.

On September 30, 2020, the Company held a special meeting of stockholders pursuant to which the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to complete a Business Combination from September 30, 2020 to December 31, 2020 (the “Combination Period”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 4,473,579 shares of the Company’s common stock. As a result, an aggregate of $45,690,268 (or approximately $10.21 per share) was released from the Company’s Trust Account on October 2, 2020 to pay such redeeming stockholders and 11,741,553 shares of common stock are now issued and outstanding.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2020, the Company had $134,043 in its operating bank account, $132,467,547 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of approximately $188,000, which excludes approximately $85,000 of prepaid income taxes and $70,000 of franchise taxes payable that may be paid from interest earned on the Trust Account.

On July 29, 2020, as amended on October 26, 2020, the Sponsor committed to provide the Company an aggregate of $500,000 in loans in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, no amounts have been borrowed under the commitment.

Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or December 31, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 10, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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
SEPTEMBER 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which invest in U.S. Treasury Bills. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2020, the Company withdrew an aggregate of $946,143 of interest income from the Trust Account to pay its franchise and income taxes, of which $230,612 was withdrawn during the nine months ended September 30, 2020.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception, The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 17,150,000 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(255,684)	$459,977	$(175,298)	$1,510,593
Less: Income attributable to common stock subject to possible redemption	(32,959)	(527,363)	(515,317)	(1,727,232)
Adjusted net loss	$(288,643)	$(67,386)	$(690,615)	$(216,639)

Weighted average shares outstanding, basic and diluted	3,729,861	3,666,154	3,706,748	3,658,354

Basic and diluted net loss per common share	$(0.08)	$(0.02)	$(0.19)	$(0.06)

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price $11.50 per share (see Note 8). Each Public Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to December 31, 2020, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants issued in connection with the 13,000,000 Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable for cash, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders. The exercise price and number of shares of common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

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

Administrative Services Arrangement

The Sponsor entered into an agreement, commencing on December 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the each of the three months ended September 30, 2020 and 2019, the Company incurred $30,000 in fees for these services. For the nine months ended September 30, 2020 and 2019, the Company incurred $90,000 in fees for these services. At each of September 30, 2020 and December 31, 2019, fees amounting to $10,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

On July 29, 2020, as amended on October 26, 2020, the Sponsor committed to provide the Company an aggregate of $500,000 in loans in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, no amounts have been borrowed under the commitment.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

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

Business Combination Agreement

On July 25, 2020, the Company entered into a Business Combination Agreement (the “Original Agreement”) with Clever Leaves, Clever Leaves Holdings Inc., a corporation organized under the laws of British Columbia, Canada and a wholly-owned subsidiary of Clever Leaves (“Holdco”), and Novel Merger Sub Inc., a Delaware corporation (“Merger Sub”) and a direct wholly-owned subsidiary of Holdco. On November 9, 2020, the parties to the Original Agreement entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”), pursuant to which the Company agreed to combine with Clever Leaves in a Business Combination (the “Clever Leaves Business Combination”) that will result in both Clever Leaves and the Company becoming wholly-owned subsidiaries of Holdco.

Pursuant to the Business Combination Agreement, each of the following transactions will occur in the following order: (i) pursuant to a court-approved Canadian plan of arrangement (the “Plan of Arrangement”, and the arrangement pursuant to such Plan of Arrangement, the “Arrangement”) at the effective time of the Arrangement, based on Arrangement Consideration (as defined in the Business Combination Agreement) derived from $183,600,000: (a) all of the Clever Leaves shareholders will exchange their Clever Leaves common shares for Holdco common shares and/or non-voting Holdco common shares (as determined in accordance with the Business Combination Agreement) and (b) certain Clever Leaves shareholders will receive up to $2,000,000 in cash in the aggregate (with such amount increasing to (x) $3,000,000, if after giving effect to the exercise of certain redemption rights and payments related thereto, the funds in the Trust Account plus the proceeds from the Agreed PIPE (as defined in the Business Combination Agreement) are greater than or equal to $60,000,000 and (y) $4,000,000, if after giving effect to the exercise of redemption rights and payments related thereto, the funds in the Trust Account plus the proceeds from the Agreed PIPE are greater than or equal to $90,000,000), such that, immediately following the Arrangement, Clever Leaves will be a direct wholly-owned subsidiary of Holdco; (ii) on the calendar day immediately following the consummation of the Arrangement, Merger Sub will merge with and into the Company, with the Company surviving such merger as a direct wholly-owned subsidiary of Holdco (the “Merger”) and, as a result of the Merger, all of the shares of the Company’s common stock will be converted into the right to receive Holdco common shares as set forth in the Business Combination Agreement; (iii) immediately following the consummation of the Merger, Holdco will contribute 100% of the issued and outstanding capital stock of the Company (as the surviving corporation of the Merger) to Clever Leaves, such that, the Company will be a direct wholly-owned subsidiary of Clever Leaves; and (iv) immediately following the contribution of the Company to Clever Leaves, Clever Leaves will contribute 100% of the issued and outstanding shares of NS US Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Clever Leaves, to the Company.

The consummation of the Clever Leaves Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of the Company’s stockholders, the Company having at least $26,000,000 available either in or outside the Trust Account and the execution of the various transaction agreements.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. At September 30, 2020 and December 31, 2019, there were 3,755,533 and 3,689,862 shares of common stock issued and outstanding (excluding 12,459,599 and 12,560,138 shares subject to possible redemption), respectively.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$132,467,547	$132,389,580

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as disclosed in this financial statement, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), including the Company’s ability to consummate the Clever Leaves Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Extension Meetings

On June 9, 2020, at a special meeting in lieu of the 2020 annual meeting of stockholders, our stockholders approved, among other matters, an amendment to our amended and restated certificate of incorporation to extend the date by which we had to consummate a Business Combination from June 13, 2020 to September 30, 2020 (the “First Extension”). In connection with the vote to approve the First Extension, 34,868 shares of our common stock were redeemed. As a result, an aggregate of $356,341 (or approximately $10.22 per share) was released from the trust account (the “Trust Account”) to pay such redeeming stockholders.

Subsequently, on September 30, 2020, at a special meeting of stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we have to consummate a Business Combination for an additional three months, from September 30, 2020 to December 31, 2020 (the “Second Extension”). In connection with the vote to approve the Second Extension, 4,473,579 shares of our common stock were redeemed. As a result, an aggregate of $45,690,268 (or approximately $10.21 per share) was released from the Trust Account on October 2, 2020 to pay such redeeming stockholders, and 11,741,553 shares of our common stock are now issued and outstanding.

Proposed Business Combination

On July 25, 2020, we entered into a Business Combination Agreement (the “Original Agreement”) with Clever Leaves International Inc., a corporation organized under the laws of British Columbia, Canada (“Clever Leaves”), Clever Leaves Holdings Inc., a corporation organized under the laws of British Columbia, Canada and a wholly-owned subsidiary of Clever Leaves (“Holdco”), and Novel Merger Sub Inc., a Delaware corporation (“Merger Sub”) and a direct wholly-owned subsidiary of Holdco.

On November 9, 2020, the parties to the Original Agreement entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”), pursuant to which we agreed to combine with Clever Leaves in a Business Combination (the “Clever Leaves Business Combination”) that will result in both Clever Leaves and the Company becoming wholly-owned subsidiaries of Holdco. Each of Holdco and Merger Sub were formed as new entities for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement.

Clever Leaves’ mission is to be an industry-leading global cannabinoid company recognized for its principles, people and performance while fostering a healthier global community. Clever Leaves is a multi-national operator in the botanical cannabinoid and nutraceutical industries, with operations and investments in Colombia, Portugal, Germany, the United States and Canada. Clever Leaves is working to develop one of the industry’s leading, low-cost global business-to-business supply chains with the goal of providing high quality pharmaceutical grade and wellness products to customers and patients at competitive prices. Clever Leaves has invested in ecologically sustainable, large-scale, botanical cultivation and processing as the cornerstone of its medical cannabinoid business, and continues to develop strategic distribution channels and brands. Clever Leaves currently owns over 1.9 million square feet of greenhouse cultivation capacity across two continents and approximately 13 million square feet of agricultural land, with an option to acquire approximately 73 million additional square feet of land for cultivation expansion. In July 2020, Clever Leaves became one of a small group of cannabis companies in the world to receive European Union Good Manufacturing Practices (EU GMP) certification.

The Business Combination Agreement and each of the other transaction documents discussed below are in each case described in more detail in the registration statement on Form S-4 (File No. 333-241707) filed by Holdco in connection with the Clever Leaves Business Combination (the “Holdco Registration Statement”).

Business Combination Agreement

Pursuant to the Business Combination Agreement, each of the following transactions will occur in the following order: (i) pursuant to a court-approved Canadian plan of arrangement (the “Plan of Arrangement”, and the arrangement pursuant to such Plan of Arrangement, the “Arrangement”) at the effective time of the Arrangement, based on Arrangement Consideration (as defined in the Business Combination Agreement) derived from $183,600,000: (a) all of the Clever Leaves shareholders will exchange their Clever Leaves common shares for Holdco common shares and/or non-voting Holdco common shares (as determined in accordance with the Business Combination Agreement) and (b) certain Clever Leaves shareholders will receive up to $2,000,000 in cash in the aggregate (with such amount increasing to (x) $3,000,000, if after giving effect to the exercise of certain redemption rights and payments related thereto, the funds in the Trust Account plus the proceeds from the Agreed PIPE (as defined and described below) are greater than or equal to $60,000,000 and (y) $4,000,000, if after giving effect to the exercise of redemption rights and payments related thereto, the funds in the Trust Account plus the proceeds from the Agreed PIPE are greater than or equal to $90,000,000), such that, immediately following the Arrangement, Clever Leaves will be a direct wholly-owned subsidiary of Holdco; (ii) on the calendar day immediately following the consummation of the Arrangement (the “Merger Effective Time” and the date on which the Merger Effective Time occurs, the “Closing Date”), Merger Sub will merge with and into the Company, with the Company surviving such merger as a direct wholly-owned subsidiary of Holdco (the “Merger”) and, as a result of the Merger, all of the shares of our common stock will be converted into the right to receive Holdco common shares as set forth in the Business Combination Agreement; (iii) immediately following the consummation of the Merger, Holdco will contribute 100% of the issued and outstanding capital stock of the Company (as the surviving corporation of the Merger) to Clever Leaves, such that, the Company will be a direct wholly-owned subsidiary of Clever Leaves; and (iv) immediately following the contribution of the Company to Clever Leaves, Clever Leaves will contribute 100% of the issued and outstanding shares of NS US Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Clever Leaves, to the Company.

The consummation of the Clever Leaves Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of our stockholders, our having at least $26,000,000 available either in or outside the Trust Account and the execution of the various transaction agreements.

Shareholder Support Agreements

In connection with the execution of the Original Agreement, we entered into Shareholder Support Agreements with Holdco and certain Clever Leaves shareholders (“Key Clever Leaves Shareholders”), pursuant to which among other things, the Key Clever Leaves Shareholders agreed to vote their Clever Leaves shares in favor of the Business Combination Agreement, the Plan of Arrangement, the Arrangement, resolutions of Clever Leaves to approve the Plan of Arrangement and the Arrangement, the Clever Leaves Business Combination and certain related transactions. The Key Clever Leaves Shareholders include all Clever Leaves shareholders that are executive officers, directors, affiliates, founders and their family members, and certain holders of 5% or more of the outstanding voting Clever Leaves shares. Additionally, the Key Clever Leaves Shareholders are subject to a restriction on sales and transfers of their Holdco common shares commencing on the effective date of the Holdco Registration Statement (the “Effective Date”) and ending one year following the Closing Date, with such restriction on sales and transfers to terminate early if following the 180th day after the Closing Date, the closing trading price of the Holdco common shares equals or is greater than $12.50 for any 20 out of any 30 consecutive trading days.

Transaction Support Agreement

Concurrently with the execution of the Original Agreement, we entered into the Transaction Support Agreement, as amended on November 9, 2020 (the “Transaction Support Agreement”), with our Sponsor, Clever Leaves and Holdco, pursuant to which, among other things:

(i)	we and our Sponsor agreed to take all actions necessary, at or prior to the closing of the Clever Leaves Business Combination (the “Closing”), to amend the Stock Escrow Agreement, dated as of December 10, 2018 (the “Stock Escrow Agreement”), by and among our Sponsor, certain of our stockholders named therein, Continental Stock Transfer & Trust Company (“Continental”), as escrow agent (“Escrow Agent”), and us, pursuant to which the Founder Shares (as defined below) are held in escrow, and we and our Sponsor agreed to use reasonable best efforts to cause Continental and the other parties to the Stock Escrow Agreement to establish, pursuant to an amendment to the Stock Escrow Agreement to be entered into by our Sponsor, other initial stockholders party thereto, the Escrow Agent and us in connection with the Clever Leaves Business Combination, the escrow terms of certain Holdco common shares to be held by our Sponsor and our current independent directors following the Clever Leaves Business Combination;

(ii)	our Sponsor agreed, subject to and conditioned upon the occurrence of the Closing and effective as of immediately prior to the Merger Effective Time, to forfeit for no consideration all warrants in its possession other than (a) (A) a number of Holdco warrants (rounded down to the nearest whole warrant) equal to (B) 1,245,000 plus (C) the quantity of (1) 2,905,000 multiplied by (2) the quotient obtained by dividing (I) the quantity of (x) the aggregate amount of cash held either in or outside the Trust Account, including the aggregate amount from the PIPEs (including for the avoidance of doubt, the aggregate amount of the Agreed PIPE), after giving effect to the exercise of redemption rights and payments related thereto minus (y) $25,000,000 by (II) $20,000,000 (the “Sponsor Warrant Amount”) (provided that in no event shall the Sponsor Warrant Amount be less than 1,245,000 warrants or greater than 4,150,000 warrants) and (b) the Working Capital Warrants (as defined in the Warrant Amendment described below), if any, issued to our Sponsor in full satisfaction of loans made by our Sponsor to us pursuant to a promissory note or notes; and

(iii)	certain service providers of Holdco and its subsidiaries at the direction of the Holdco board of directors or any committee thereof (the “Earnout Shareholders”) are eligible to receive up to 1,440,000 Holdco common shares, in the form of an earnout, and such Holdco common shares will be issued to the Earnout Shareholders under the 2020 Earnout Award Plan of Holdco as follows: (A) 720,000 Holdco common shares will be issued to the Earnout Shareholders only if the closing price of the Holdco common shares on the Nasdaq Capital Market equals or exceeds $12.50 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the Closing; and (B) 720,000 Holdco common shares will be issued to the Earnout Shareholders only if the closing price of the Holdco common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary of the Closing. The Holdco board of directors intends to delegate its authority to select the Earnout Shareholders to a committee comprised of Kyle Detwiler and Andres Fajardo and, in consultation with such committee, may impose additional vesting conditions on the vesting of such shares. The Holdco common shares held by our Sponsor and our current independent directors will be released from escrow to our Sponsor and our current independent directors as follows: (1) the Sponsor Upfront Escrow Shares will be released to our Sponsor (and 60,000 of such Sponsor Upfront Escrow Shares will be released to our current independent directors) at the earlier of: (x) one year following the Closing or (y) the date on which the closing price of the Holdco common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for any 20 trading days within any consecutive 30 trading day period after the Closing; (2) fifty percent (50%) of the Sponsor Earn-Out Shares will be released to our Sponsor if the closing price of the Holdco common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the Closing; and (3) the other fifty percent (50%) of the Sponsor Earn-Out Shares will be released to our Sponsor if the closing price of the Holdco common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary of the Closing. Additionally, our Sponsor is subject to a restriction on sales and transfers of its Holdco common shares commencing on the Effective Date, and ending one year following the Closing Date, with such restriction on sales and transfers to terminate early if following the 180th day after the Closing Date, the closing trading price of the Holdco common shares equals or is greater than $12.50 for any 20 out of any 30 consecutive trading days. For purposes of the preceding sentence, (1) the “Sponsor Upfront Escrow Shares” means a number of Holdco common shares (rounded down to the nearest whole share) equal to (x) (i) an aggregate amount equal to (A) the aggregate amount of cash held either in or outside the Trust Account, including the aggregate amount of PIPEs, including, for the avoidance of doubt, the aggregate amount of the Agreed PIPE (excluding the accrued and outstanding interest under the $27,750,000 aggregate principal amount of secured convertible notes of Clever Leaves due March 30, 2022 (the “Secured Convertible Notes”)) consummated prior to, or as of, the Closing, after giving effect to the exercise of redemption rights and payments related thereto minus (B) our good faith estimate of our transaction expenses multiplied by (ii) twenty percent (20%) (such amount in this subsection (x), the “Sponsor Value”) divided by (y) $10.00; provided that the number of Sponsor Upfront Escrow Shares shall not be less than 460,000 Holdco common shares or more than 1,168,421 Holdco common shares; and (2) the “Sponsor Earn-Out Shares” means a number of Holdco common shares (rounded down to the nearest whole share) equal to (x) an amount equal to (i) the Sponsor Value minus (ii) (A) the Sponsor Upfront Escrow Shares multiplied by (B) $10.00, divided by (y) $5.00; provided, that the number of Sponsor Earn-Out Shares shall not be less than 0 or greater than 1,300,000.

Investors’ Rights Agreement

In connection with, and as a condition to the consummation of, the Clever Leaves Business Combination, at the Closing, Holdco and certain of our stockholders will enter into an Investors’ Rights Agreement (the “Investors’ Rights Agreement”), pursuant to which, among other things:

●	so long as the Minimum Holding Condition is satisfied, the holders of a majority of the Holdco common shares party to the Investors’ Rights Agreement (the “Majority Holders”) will have the right to nominate one director to the Holdco board of directors;

●	if (A) at the time of the Closing, the size of the Holdco board of directors is composed of five or fewer directors, (B) Holdco proposes for the number of directors comprising the Holdco board of directors to be greater than five directors and (C) at the time Holdco makes such proposal, the Minimum Holding Condition is satisfied, then prior to the nomination (or, if there is no nomination, the appointment) of a sixth individual to the Holdco board of directors, the Majority Holders will have the right to consent (such consent not to be unreasonably withheld, conditioned or delayed) to the nomination (or, if there is no nomination, the appointment) of such additional director. The right to consent to such additional director will expire upon an additional director becoming a member of the Holdco board of directors in accordance with the requirements of the Investors’ Rights Agreement; and

●	certain of our stockholders will be entitled to customary registration rights for their respective Holdco common shares.

For purposes of the Investors’ Rights Agreement, the “Minimum Holding Condition” is considered satisfied for so long as the Majority Holders hold: (i) 50% of the total number of Holdco common shares held by such holders on the date of the Investors’ Rights Agreement and (ii) 2% of the then-issued and outstanding Holdco common shares, as determined on a fully diluted basis, including any earn-out shares for so long as the earn-out remains capable of being satisfied; provided that if the holdings of our Sponsor and our other stockholders that are party to the Investors’ Rights Agreement do not satisfy the foregoing clause (ii) at the Closing, the Minimum Holding Condition shall nevertheless be deemed satisfied until such time that such shareholders sell any Holdco common shares at which time the Minimum Holding Condition shall immediately cease to be satisfied.

Warrant Amendment

In connection with, and as a condition to the consummation of, the Clever Leaves Business Combination, at the Closing, we will enter into an Assignment, Assumption and Amendment Agreement (the “Warrant Amendment”) with Holdco and Continental, as warrant agent, pursuant to which, as of the Merger Effective Time, (a) each of our warrants that is outstanding immediately prior to the Merger Effective Time will no longer represent a right to acquire one share of our common stock and will instead represent the right to acquire one Holdco common share under the same terms as set forth in the Warrant Agreement, dated as of December 10, 2018 (the “Warrant Agreement”), between us and Continental, and (b) we will assign to Holdco all of our right, title and interest in and to such existing Warrant Agreement and Holdco will assume, and agree to pay, perform, satisfy and discharge in full, all of our liabilities and obligations under such existing Warrant Agreement arising from and after the Merger Effective Time.

Subscription Agreements

In connection with the Clever Leaves Business Combination, we have obtained commitments from interested investors (the “Subscribers”) to purchase (a) shares of our common stock for a purchase price of $9.50 per share or (b) Holdco common shares or securities or indebtedness exercisable or exchangeable for, or convertible into, Holdco common shares, in each case, which will be converted into Holdco common shares in connection with the Closing (the “PIPE Shares”), in a private placement to close immediately prior to the Closing of the Clever Leaves Business Combination (the “Agreed PIPE”). The Subscribers have committed an aggregate of $8.9 million to participate in the Clever Leaves Business Combination through the Agreed PIPE, of which $6.0 million is to be paid in cash and $2.9 million is to be paid via the cancellation of accrued and outstanding interest on the Secured Convertible Notes. Such commitments are being made by way of the subscription agreements, by and among each Subscriber, Holdco and us (the “Subscription Agreements”). The purpose of the Agreed PIPE is to raise additional capital for use in connection with the Clever Leaves Business Combination and to meet the minimum cash requirements provided in the Business Combination Agreement. The Subscription Agreements were entered into on November 9, 2020.

The closing of the Agreed PIPE (the “PIPE Closing”) is contingent upon the substantially concurrent consummation of the Clever Leaves Business Combination. The PIPE Closing will occur on the date of, and immediately prior to, the consummation of the Clever Leaves Business Combination. The PIPE Closing will be subject to customary closing conditions.

Pursuant to the Subscription Agreements, Holdco agreed that, if the Holdco common shares issuable to the Subscribers in exchange for their PIPE Shares are not registered in connection with the Clever Leaves Business Combination, within 30 calendar days after the Closing, Holdco will file with the SEC (at Holdco’s sole cost and expense) a registration statement registering the resale of the PIPE Shares received by the Subscribers in connection with the Clever Leaves Business Combination (the “Resale Registration Statement”), and Holdco shall use its commercially reasonable efforts to have the Resale Registration Statement declared effective no later than 90 days (or 45 days if the SEC notifies Holdco that it will not review the Resale Registration Statement) after the Closing; provided, however, that Holdco’s obligations to include the PIPE Shares held by a Subscriber in the Resale Registration Statement will be contingent upon the respective Subscriber furnishing in writing, to Holdco, such information regarding the Subscriber, the securities of Holdco held by such Subscriber and the intended method of disposition of the shares, as shall be reasonably requested by Holdco to effect the registration of such shares, and will execute such documents in connection with such registration, as Holdco may reasonably request, which will be what is customary of a selling stockholder in similar situations.

Holdco will also be required to use its commercially reasonable efforts to cause the Resale Registration Statement to become effective and to maintain the effectiveness of the Resale Registration Statement until the earliest of (a) the date on which all of the PIPE Shares may be sold without restriction under Rule 144, (b) the date on which the Subscribers cease to hold any PIPE Shares acquired pursuant to the Clever Leaves Business Combination, and (c) the second anniversary of the Closing; provided that the period under this clause (c) may be extended by the same number of days that the Resale Registration Statement is entitled to be suspended under the Subscription Agreements.

Holdco is entitled to delay, postpone or suspend the effectiveness of the Resale Registration Statement if an event has occurred that the Holdco board of directors reasonably believes would require additional disclosure by Holdco in the Resale Registration Statement of material non-public information. However, Holdco may not delay or suspend the Resale Registration Statement on more than two occasions in any 12-month period or for more than 60 consecutive days, or more than 90 total days, in each case during any 12-month period.

Each Subscription Agreement will terminate upon the earlier to occur of (w) such date and time as the Business Combination Agreement is terminated in accordance with its terms, (x) upon the mutual written agreement of each of the parties to the Subscription Agreement, (y) any of the conditions to the PIPE Closing are not satisfied or waived on or prior to the PIPE Closing and, as a result thereof, the transactions contemplated by the Subscription Agreement are not consummated at the PIPE Closing or (z) December 31, 2020.

Holdco Registration Statement

In connection with the Clever Leaves Business Combination, on August 6, 2020, Holdco filed the Holdco Registration Statement with the SEC, which includes a preliminary proxy statement with respect to our special meeting of stockholders to approve the Business Combination Agreement, among other matters, that constitutes a preliminary prospectus of Holdco. On September 14, 2020, Holdco filed Amendment No. 1 to the Holdco Registration Statement with the SEC.

Effects of Coronavirus (COVID-19) Pandemic

The coronavirus (COVID-19) pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. While we believe we many have experienced delays communicating with and conducting due diligence with regard to certain potential target companies because of reduced availability of personnel of such companies, we do not believe the COVID-19 has had a significant impact on our ability to identify and conduct due diligence with respect to prospective target companies. The extent to which the COVID-19 pandemic may impact our ability to consummate a Business Combination, including the Clever Leaves Business Combination, will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2018 (inception) to September 30, 2020 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target company for a Business Combination and the Clever Leaves Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. We are also incurring expenses in connection with the Clever Leaves Business Combination.

For the three months ended September 30, 2020, we had net loss of $255,684, which consisted of operating costs of $334,472, offset by interest income on marketable securities held in the Trust Account of $34,297 and a benefit for income taxes of $44,491. The increase in operating expense is mainly attributable to costs incurred in connection with the Second Extension. The decrease in interest income is mainly attributable to the lower interest rates earned during the three months ended September 30, 2020, as compared to prior periods.

For the nine months ended September 30, 2020, we had net loss of $175,298, which consisted of operating costs of $863,340, offset by interest income on marketable securities held in the Trust Account of $664,920 and a benefit for income taxes of $23,122. The increase in operating expense is mainly attributable to costs incurred in connection with the First and Second Extensions. The decrease in interest income is mainly attributable to the lower interest rates earned during the three and nine months ended September 30, 2020, as compared to prior periods.

For the three months ended September 30, 2019, we had a net income of $459,977, which consisted of interest income on marketable securities held in the Trust Account of $732,727 and an unrealized gain on marketable securities held in the Trust Account of $15,376, offset by operating costs of $135,101 and a provision for income taxes of $122,273.

For the nine months ended September 30, 2019, we had a net income of $1,510,593, which consisted of interest income on marketable securities held in the Trust Account of $2,309,144 and an unrealized gain on marketable securities held in the Trust Account of $29,539, offset by operating costs of $426,540 and a provision for income taxes of $401,550.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was receipt of $25,000 from an initial purchase of common stock by our Sponsor (“Founder Shares”) and $200,000 in loans from our Sponsor pursuant to the terms of a promissory note. We fully repaid the loans from our Sponsor on December 13, 2018.

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

For the nine months ended September 30, 2020, cash used in operating activities was $693,943. Net loss of $175,298 was offset by interest earned on marketable securities held in the Trust Account of $664,920 and a deferred tax benefit of $23,122. Changes in operating assets and liabilities provided $169,397 of cash from operating activities.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $132,467,547. Interest income on the Trust Account will be used by us to pay franchise and income taxes. For the nine months ended September 30, 2020, we withdrew $230,612 of interest earned on the Trust Account to pay franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto, including a fee of $4,550,000 payable to EarlyBirdCapital, Inc. (exclusive of any applicable finders’ fees which might become payable, and subject to our right to allocate up to 35% of the fee to any of the underwriters in our Initial Public Offering or other FINRA member firms we retain to assist us in connection with our initial Business Combination) upon consummation of our initial Business Combination for assisting us in connection with our initial Business Combination pursuant to a business combination marketing agreement. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account, after payment for properly redeemed public shares, as well as any other net proceeds not expended will be used as working capital to finance the operation of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2020, we had cash of $134,043 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

Other than as described below, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. If we do not complete a Business Combination, the loans will be forgiven. As of September 30, 2020, we had no promissory notes outstanding.

On July 29, 2020, as amended on October 26, 2020, our Sponsor committed to provide us an aggregate of $500,000 in loans in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, no amounts have been borrowed under the commitment.

Based on the foregoing, management believes we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or December 31, 2020, the date we will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of September 30, 2020, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We engaged EarlyBirdCapital, Inc. as advisor in connection with our Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital, Inc. a cash fee for such services upon the consummation of an initial Business Combination in an amount equal to $4,550,000; provided that we have the right to allocate up to 35% of the fee to any of the underwriters in the Initial Public Offering or other FINRA member firms we retain to assist us in connection with our initial Business Combination. On May 27, 2020, we engaged Canaccord Genuity LLC to provide financial advisory services, which may include acting as a placement agent in connection with a PIPE, if any, in connection with the Clever Leaves Business Combination. We intend to use at least a portion of this allocation to pay Canaccord Genuity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, including amounts in the Trust Account, are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of July 25, 2020, by and among Schultze Special Purpose Acquisition Corp., Clever Leaves Holdings Inc., Novel Merger Sub Inc. and Clever Leaves International Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on July 29, 2020)
2.2	Amended and Restated Business Combination Agreement, dated as of November 9, 2020, by and among Schultze Special Purpose Acquisition Corp., Clever Leaves Holdings Inc., Novel Merger Sub Inc. and Clever Leaves International Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on November 9, 2020)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on December 14, 2018)
3.2	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on June 9, 2020)
3.3	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on October 1, 2020)
3.4	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-228494), filed with the Securities and Exchange Commission on November 28, 2018)
10.1	Form of Shareholder Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on July 29, 2020)
10.2	Transaction Support Agreement, dated as of July 25, 2020, by and among Schultze Special Purpose Acquisition Sponsor, LLC, Clever Leaves International Inc., Clever Leaves Holdings Inc. and Schultze Special Purpose Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on July 29, 2020)
10.3	Amendment No. 1 to Transaction Support Agreement, dated as of November 9, 2020, by and among Schultze Special Purpose Acquisition Sponsor, LLC, Clever Leaves International Inc., Clever Leaves Holdings Inc. and Schultze Special Purpose Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on November 9, 2020)
10.4	Form of Subscription Agreement for cash investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on November 9, 2020)
10.5	Form of Subscription Agreement for holders of Secured Convertible Notes (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38760), filed with the Securities and Exchange Commission on November 9, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.

Date: November 9, 2020		/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020		/s/ Jeffrey M. Glick
	Name:	Jeffrey M. Glick
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)